Form 10QSB
period 2000-09-30
CARMINA TECHNOLOGIES INC
filed 2000-11-22
CIK 1115054

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000



                            CARMINA TECHNOLOGIES INC.
             (Exact name of Registrant as specified in its charter)



                                      Utah
                 (Jurisdiction of incorporation or organization)



              810,540 5th Ave. SW, Calgary, Alberta, Canada T2P 0M2
                    (Address of principal executive offices)



        Registrants telephone number: (403) 269-5369 Fax: (403) 261-2866



  The number of shares of common stock outstanding as of September 30, 2000, is

                                   20,502,300

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

The following financial statements are filed as part of this report:

The Consolidated Financial Statements of the Company for the nine months ended September 30 2000 reviewed by HJ & Associates, certified public accountants.


Item 2. - Management's Discussion and Analysis

During the third quarter of 2000 management of Carmina Technologies reviewed several Application Service Providers (ASP's) with a view to acquiring all or part ownership. One candidate has subsequently been selected for further study and is currently the subject of a full due diligence examination.

Development of the GateCommander internet appliance and related products proceeded on schedule during the third quarter. Launch of its first product is anticipated in the year end.

PART II

Item 1. - Legal Proceedings. None

Item 2. - Changes in Securities. None

Item 3. - Defaults Upon Senior Securities. None

Item 4. - Submissions of Matters to a Vote of Security Holders. None

Item 5. - Other Information. None

Item 6. - Exhibits and Reports on form 8-K

(a)  No Exhibits

(b)  No Form 8K filings

Carmina Technologies Inc. 10-QSB (March 31, 2000)

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carmina Technologies Inc (Registrant)

Dated: November16, 2000 By /s/ _______________________ John M. Alston, President

                           CARMINA TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                    September 30,   December 31,
                                                                        2000            1999
                                                                     ---------       ---------
                                                                    (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                         $    --         $     174
   Tax refund receivable                                                 1,924          13,486
   Accounts receivable                                                  15,244           2,136
                                                                     ---------       ---------

     Total Current Assets                                               17,168          15,796
                                                                     ---------       ---------

PROPERTY AND EQUIPMENT                                                   2,600            --
                                                                     ---------       ---------

OTHER ASSETS

   Investment in affiliate (Note 1)                                       --             2,569
   Marketable securities (Note 1)                                       11,612            --
   Securities receivable (net of allowance of $73,656 (Note 1)          55,740            --
                                                                     ---------       ---------

     Total Other Assets                                                 67,352           2,569
                                                                     ---------       ---------

     TOTAL ASSETS                                                    $  87,120       $  18,365
                                                                     =========       =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Cash overdraft                                                    $   3,499       $    --
   Accounts payable                                                     17,300          24,189
   Accrued expenses                                                     59,363            --
                                                                     ---------       ---------

     Total Current Liabilities                                          80,162          24,189
                                                                     ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 40,000,000 shares authorized
    no par value, 20,502,300 and 16,000,000
    shares issued and outstanding, respectively                        905,232         407,406
   Deficit accumulated during the development stage                   (898,274)       (413,230)
                                                                     ---------       ---------

     Total Stockholders' Equity (Deficit)                                6,958          (5,824)
                                                                     ---------       ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)
                                                                     $  87,120       $  18,365
                                                                     =========       =========

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                                 From
                                                                                                             Inception on
                                              For the Three Months Ended      For the Nine Months Ended          May 7,
                                                     September 30,                  September 30,            1999 Through
                                              --------------------------   ------------------------------    September 30,
                                                 2000            1999            2000            1999            2000
                                              ---------       ----------      ---------       ----------      ---------
REVENUES                                      $    --         $     --        $    --         $     --        $   2,136

COST OF GOODS SOLD                                 --               --             --               --            1,942
                                              ---------       ----------      ---------       ----------      ---------

GROSS PROFIT                                       --               --             --               --              194
                                              ---------       ----------      ---------       ----------      ---------

EXPENSES

General and administrative                        3,650             --           19,532             --           23,624
Research and development                          9,398             --           47,096             --           55,442
Consulting fees                                    --               --             --               --          126,974
Management fees                                  85,242             --          238,628             --          502,123
                                              ---------       ----------      ---------       ----------      ---------

Total Expenses                                   98,290             --          305,256             --          708,163
                                              ---------       ----------      ---------       ----------      ---------

LOSS FROM OPERATIONS                            (98,290)            --         (305,256)            --         (707,969)
                                              ---------       ----------      ---------       ----------      ---------

OTHER INCOME (EXPENSE)

Loss on investment of affiliate (Note 1)           --               --           (2,569)            --          (13,000)
(Loss) on sale of investments (Note 1)          (48,309)            --          (88,653)            --          (88,653)
Unrealized gain (loss) on investments            35,332             --          (89,001)            --          (89,001)
Interest income                                     435             --              435             --              435
Interest expense                                   --               --             --               --              (86)
                                              ---------       ----------      ---------       ----------      ---------

Total Other Income (Expense)                    (12,542)            --         (179,788)            --         (190,305)
                                              ---------       ----------      ---------       ----------      ---------

NET LOSS                                      $(110,832)      $     --        $(485,044)      $     --        $(898,274)
                                              =========       ==========      =========       ==========      =========

BASIC LOSS PER SHARE                          $   (0.01)      $     0.00      $   (0.02)      $     0.00              0
                                              =========       ==========      =========       ==========      =========

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                       Deficit
                                                                                     Accumulated
                                                            Common Stock             During the
                                                     --------------------------      Development
                                                       Shares          Amount           Stage
                                                     ----------      ----------      ----------
Balance, inception on May 7, 1999                          --        $     --        $     --

Common stock issued for services
 and cash at $0.02 per share                         13,075,200         255,606            --

Common stock issued for cash at
 $0.02 per share                                      2,924,800          57,800            --

Services contributed by officers of the Company            --            94,000            --

Net loss from inception on May 7, 1999
 through December 31, 1999                                 --              --          (413,230)
                                                     ----------      ----------      ----------

Balance, December 31, 1999                           16,000,000         407,406        (413,230)

Contributed capital (unaudited)                            --           374,583            --

Common stock issued in
 recapitalization                                     4,502,300           3,243            --

Services contributed by officers of the Company            --           120,000            --

Net loss for the nine months ended
 September 30, 2000 (unaudited)                            --              --          (485,044)
                                                     ----------      ----------      ----------

Balance, September 30, 2000                          20,502,300      $  905,232      $ (898,274)
                                                     ==========      ==========      ==========

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                 For the                   For the         Inception on
                                                           Three Months Ended         Nine Months Ended       May 7,
                                                              September 30,             September 30,      1999 Through
                                                           -------------------      -------------------    September 30,
                                                              2000        1999         2000        1999        2000
                                                           ---------      ----      ---------      ----    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                   $(110,832)     $ --      $(485,044)     $ --      $(898,274)
Adjustments to reconcile net loss to net cash
used by operating activities:
     Stock issued for services                                  --          --           --          --        256,117
     Services contributed by officers of the Company          40,000        --        120,000        --        214,000
     Non-cash change in securities                             5,100        --         69,408        --         69,408
     Decrease in value of equity investment                     --          --          2,569        --         13,000
Changes in operating assets and liabilities:
     (Increase) decrease in receivables                        9,718        --         (1,547)       --        (17,168)
     (Increase) decrease in prepaid expenses                    --          --           --          --           --
     Increase (decrease) in accounts payable                 (15,746)       --         (6,889)       --         17,300
     Increase (decrease) in accrued expenses                  29,125        --         59,362        --         59,362
     Increase in bank overdraft                                3,499        --          3,499        --          3,499
                                                           ---------      ----      ---------      ----      ---------

        Net Cash Used by Operating Activities                (39,136)       --       (238,641)       --       (282,756)
                                                           ---------      ----      ---------      ----      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sale of securities                         34,119        --        165,985        --        165,985
     Purchase of marketable securities                          --          --       (302,745)       --       (315,745)
     Purchase of fixed assets                                   --          --         (2,600)       --         (2,600)
                                                           ---------      ----      ---------      ----      ---------

        Net Cash Provided (Used) by Investing Activities      34,119        --       (139,360)       --       (152,360)
                                                           ---------      ----      ---------      ----      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash received in recapitalization                          --          --           --          --          3,243
     Issuance of common stock for cash                          --          --           --          --         57,289
     Contributed capital                                        --          --        374,584        --        374,584
                                                           ---------      ----      ---------      ----      ---------

        Net Cash Provided by Financing Activities               --          --        374,584        --        435,116
                                                           ---------      ----      ---------      ----      ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (5,017)       --         (3,417)       --           --

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                           5,017        --          3,417        --           --
                                                           ---------      ----      ---------      ----      ---------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                 $    --        $ --      $    --        $ --      $    --
                                                           =========      ====      =========      ====      =========

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                 Consolidated Statement of Cash Flows (Continued
                                   (Unaudited)

                                                                                              From
                                                 For the                 For the          Inception on
                                            Three Months Ended      Nine Months Ended        May 7,
                                               September 30,           September 30,      1999 Through
                                            ------------------      ------------------    September 30,
                                              2000        1999        2000        1999        2000
                                            --------      ----      --------      ----      --------
CASH PAID FOR:

   Interest                                 $   --        $ --      $   --        $ --      $   --
   Income taxes                             $   --        $ --      $   --        $ --      $   --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services         $   --        $ --      $   --        $ --      $256,117
   Services contributed by officers of
     the Company                            $ 40,000      $ --      $ 80,000      $ --      $174,000

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -  ORGANIZATION AND HISTORY

          The consolidated financial statements presented include those of Carmina Technologies, Inc. (formerly The Americas Mining Corporation) (a development stage company) and its wholly-owned subsidiary Rhonda Networks, Inc. Collectively, they are referred to herein as "the Company."

          Carmina Technologies, Inc. (Carmina) was incorporated under the laws of the State of Utah on March 5, 1973 under the name of "Investors Equity, Inc." In 1991, the Company changed its name to "The Americas Mining Corporation." In January of 2000, the Company changed its name to "Carmina Technologies, Inc."

          On February 9, 2000, the Company completed an Agreement and Plan of Reorganization whereby Carmina issued 16,000,000 shares of its common stock in exchange for all of the outstanding common stock of Rhonda Networks, Inc. (Rhonda). These shares have been presented as if they were issued in 1999 for services and cash.

          The reorganization was accounted for as a recapitalization of Rhonda because the shareholders of Rhonda control the Company after the acquisition. Therefore, Rhonda is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Carmina. Carmina is the acquiring entity for legal purposes and Rhonda is the surviving entity for accounting purposes.

          Carmina was incorporated for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses which may have a potential for profit. Prior to the reorganization, Carmina distributed shares of a wholly-owned subsidiary, American Mining Corp. to its shareholders as a partial liquidating dividend. At the time of the reorganization, Carmina was a shell company with minimal assets and no operations.

          Rhonda, a wholly owned subsidiary, was incorporated under the laws of the Province of Alberta, Canada on May 7, 1999. It was incorporated for the purpose of developing and marketing its low-cost, high-capability multipurpose communications wizard and Linux based GateCommander and Smart-Home networking technologies. The GateCommander 2000 technology combines firewall, virtual private networking, network and system monitoring, e-mail and domain name services, paging and fax with voice over IP, and dynamic web services. The Smart-Home network management system offers homeowners control over heating, air conditioning, lighting, appliance management, switches and outlets, home security and motion and fire detection zones.

          The Company's technologies are still in the development stage. None of the products or services associated with this technology has been brought to the market or are available for marketing. Because of the developmental status of the technology, there can be no assurance that the technology will be brought to market in a commercially viable form.

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -  ORGANIZATION AND HISTORY (Continued)

          a. Accounting Method

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

          b. Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

          c. Basic Loss Per Share

          The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock warrants and options, have not been included in the calculation as their effect is antidilutive for the period presented.

                                        For the                              For the
                                  Three Months Ended                     Nine Months Ended
                                     September 30,                          September 30,
                            ----------------------------           ----------------------------
                                2000                1999              2000                 1999
                            ------------           -----           ------------           -----
Numerator - loss            $   (110,832)          $--             $   (485,044)          $--
Denominator -
  weighted average
  number of shares
  outstanding                 20,502,300            --               18,251,150            --
                            ------------           -----           ------------           -----

Loss per share              $      (0.01)          $(0.00)         $      (0.02)          $(0.00)
                            ============           =====           ============           =====

          d. Provision for Taxes

          At September 30, 2000, the Company had net operating loss carryforwards of approximately $898,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 1 -  ORGANIZATION AND HISTORY (Continued)

          e. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          f. Revenue Recognition

          The Company recognizes revenue upon completion and delivery of its products. However, substantial operations have not yet begun.

          g. Principles of Consolidation

          The consolidated financial statements include those of Carmina Technologies, Inc. and its wholly owned subsidiary, Rhonda Networks, Inc. All significant intercompany accounts and transactions have been eliminated.

          h. Unaudited Financial Statements

          The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

          i. Securities Receivable

          The Company purchased 750,000 shares of Qnetix, Inc.'s common stock during the six months ended June 30, 2000. At the time of purchase, 450,000 shares of stock were delivered to the Company which have been deposited into a brokerage account and are classified as trading. The remaining 300,000 shares, with a value of $55,740 at September 30, 2000, net of an allowance of $73,656 for the decline in market value as estimated based on quoted market prices, will be delivered in March 2001. These shares are valued at the lower of cost or market.

          j. Marketable Securities

          The Company held 62,500 shares of Qnetix, Inc.'s common stock as trading securities at September 30, 2000. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. During the nine months ended September 30, 2000, the Company sold a portion of the trading securities for a loss of $88,653. The Company recorded an unrealized loss of $89,001 to account for the decline in value of the remaining securities. The fair value of the Company's marketable securities at September 30, 2000 was $11,612. Because the Company's marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment.

          k. Allowance for Doubtful Accounts

          The Company's accounts receivable are shown net of an allowance for doubtful accounts of $-0- and $-0- at September 30, 2000 and December 31, 1999, respectfully.

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -  ORGANIZATION AND HISTORY (Continued)

          l. Recent Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

          The Company has adopted the provisions of SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Management will begin to capitalize certain costs once the preliminary project stage is completed and funding for the projects is probable. The Company has expensed all organization costs per the requirements of SOP 98-5 "Reporting the costs of Start Up Activities."

          m. Warranty Costs

          The Company does not offer any warranty on the product which was sold in 1999. Accordingly, there is no warranty cost expense or accrual.

          n. Investment in Affiliate

          The Company is accounting for its investment in Remington Financial Corp., a 39% owned affiliate, by the equity method of accounting under which the Company's share of the net income (loss) of the affiliate is recognized as income (loss) in the Company's statement of operations.

          The affiliate was audited at October 31, 1999. At that time, the total net stockholders' equity equaled $6,586. The Company has recognized a loss on their investment in the in the affiliate of $2,569 to account for the change in value of the affiliate at September 30, 2000. This reduces the investment to $-0- at September 30, 2000.

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to continue in the development and marketing of its Linux based GateCommander server appliance and its Smart-Home technology. Additionally, the Company intends to market support services for these products and to act as a reseller for other products which it feels are complimentary to the Company's goals. Management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (2) the use of stock options to pay for employee compensation and marketing services. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  WARRANTS AND OPTIONS

          The Company applies Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

          FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

          Under the accounting provisions of SFAS No. 123, the Company's net loss would have been unchanged from the reported net loss.

                    CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY
                   (Formerly The Americas Mining Corporation)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 3 -      WARRANTS AND OPTIONS (Continued)

              A summary of the status of the Company's warrants and options as of September 30, 2000 and changes during the nine months ending September 30, 2000 are presented below:

                                                                 Exercise
                                                  Options          Price
                                                ----------       --------

          Outstanding, December 31, 1999 .         505,000       $   0.07
               Granted ...................       1,490,000           0.10
               Expired ...................            --          --
               Canceled ..................        (505,000)          0.07
               Exercised .................            --          --
                                                ----------       -----

          Outstanding, September 30, 2000        1,490,000       $   0.10
                                                ==========       =====

          Exercisable, September 30, 2000        1,490,000       $   0.10
                                                ==========       =====

NOTE 4 -  CONSULTING AND MANAGEMENT FEES

          The Company has four officers which contribute about one half of their time to the Company. The value of their services is estimated at $40,000 per year for each officer. For the nine months ended September 30, 2000 the Company expensed $120,000 as management fees and showed the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity. The balance of the management fees of $118,628 for the nine months ended September 30, 2000 was paid to outside parties.