Form 10KSB
period 2000-12-31
CARMINA TECHNOLOGIES INC
filed 2001-03-30
CIK 1115054

U.S. SECURITIES AND EXCHANGE COMMISSION
WSHINGTON, D.C. 20549
FORM 12b-25

Commission File Number:  0-30685

NOTIFICATION OF LATE FILING

[x] Form 10-KSB
For Period Ended:  December 31, 2000

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:


Part 1 - Registrant Information

Full name of registrant:  Carmina Technologies Inc.
Former name if applicable:  N/A
Address of principal executive office (street and number):  810-540 5th Avenue
SW,
City, Province and Postal Code:  Calgary, Alberta, T2P 0M2

Part II - Rules 12b-25 (b) and (c)

If the subject reports could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X]     (a)  The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
[X]     (b)  The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
[X]     (c)  The accountant's statement or other exhibit required by Rule
12b-25(c) has been attached if applicable.

Part III - Narrative

State below in reasonable detail the reasons why Form 10-K and Form 10-KSB, 11-K, 20-F, 10-Q and Form 10-QSB, N-SAR or the transition report or portion thereof could not be filed within the time period.

The Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 could not be filed within the prescribed time period because the financial statements could not be prepared in time for the Company's independent auditors to complete their work, which work could not have been completed without unreasonable effort and expense.

Part IV - Other Information

     (1) Name and telephone number of the person to contact in regard to this notification:
Glen R. Alston, (403) 269-5369

     (2)     Have all other periodic reports required under Section 13 or 15
(d) of the Securities Exchange Act of 1934 of Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                    [X] Yes   [  ]  No
     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                    [  ]  Yes   [X]  No
     If so: attach an explanation of the anticipated change, both narrativley and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.
CARMINA TECHOLOGIES INC.
(name of registrant as specified in charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorised.



Date: March 29, 2000                       By _/s/ Glen R. Alston_________
                               Glen R. Alston, Treasurer and Chief Financial
Officer


Exhibits

Accountants' statement required by Rule 12b-25(c)