Form 10KSB
period 2000-12-31
CARMINA TECHNOLOGIES INC
filed 2001-04-18
CIK 1115054

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Text Box Beginning */
1
/* WordPerfect Structure - Text Box Ending */


/* WordPerfect Structure - Footer A Ending */
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-KSB

[X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE                               SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2000
                                        Commission file number 0-30685

CARMINA TECHNOLOGIES INC.
(Name of small business Company in its charter)

UTAH                                   870305395
(State or other jurisdiction of incorporation or organization)     (I.R.S.
Employer Identification No.)

810, 540 5th Avenue S.W., Calgary Alberta, Canada     T2P 0M2
(Address of principal executive offices)               (Zip code)

Company's telephone number (403) 269-5369

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                         Name of each exchange on which
registered
None


Securities registered under Section  12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. ___X___

State registrant's revenues for its most recent fiscal year.      $0.00.

Of the 21,502,300 shares of Common Stock of the registrant issued and outstanding as of April 10, 2001, 2,309,425 shares are held by non-affiliates. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of April 10, 2001, is $0.625 based on the value of the last private placement. No public market currently exists for the shares.


DOCUMENTS INCORPORATED BY REFERENCE
The Company's 2001 Proxy Statement and Information Circular for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof. TABLE OF CONTENTS

PART I
                                                  Page
ITEM 1.     DESCRIPTION OF BUSINESS          3
ITEM 2.     DESCRIPTION OF PROPERTIES          9
ITEM 3.     LEGAL PROCEEDINGS          9
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          9

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY           10
AND RELATED STOCKHOLDER MATTERS
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF           10
     OPERATIONS
ITEM 7.     FINANCIAL STATEMENTS          11
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON           11
     ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTER           11
     AND CONTROL PERSONS; COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10.     EXECUTIVE COMPENSATION          12
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS           12
     AND MANAGEMENT
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          12
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K          12

The Registrant will furnish a copy of any exhibit filed as part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Registrant's reasonable expenses for furnishing such exhibit. Requests should be made to the Secretary of the Registrant at the address set forth on the cover page of this report.

REPORTING CURRENCY AND FINANCIAL INFORMATION
All amounts in this Report are expressed in United States dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principals generally accepted in the United States.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-KSB constitute "forward -looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressly stated or implied by such forward-looking statements. Such factors include, among others, the following: force majeure events, competition, financial and commercial viability, lack of patents, licenses, franchises and concessions, and uncertain demand for Company's products. (See "Item 1. Risk Factors".)






Part I


Item 1.   Description of Business.

Business Development

     The Company was incorporated under the laws of the State of Utah on March 5, 1973, as Investors Equity Inc. On or about February 24, 1984, the Company effectuated a 1 for 4 reverse split of its common stock. On or about October 15, 1991, the Company effectuated a 1 for 5 reverse split of its common stock, and changed its name to "The Americas Mining Corporation". On January 24, 2000, pursuant to resolution of the Board of Directors and subsequent action by the shareholders acting by written consent of more than a majority of the Company's outstanding shares (under Section 16-10a-704 of the Utah Revised Business Corporation Act) , the Company changed its name to "Carmina Technologies Inc." and increased its authorized capital to 50,000,000 shares (consisting of 10,000,000 preferred shares and 40,000,000 common shares). The Board also authorized and directed organization of a subsidiary corporation under Utah law, and transfer of certain mineral properties to that subsidiary with the intent that the shares of the subsidiary would be distributed to the Company's shareholders pro rata as a partial liquidating dividend, provided the Company received a satisfactory legal opinion that it could legally do so.

     Present management of the Company are not aware of what business activities the Company might have been engaged in during the interim following its incorporation and through the early 1980's. In the early 1980's, the Company evaluated several properties, acquired at least three natural resource properties (principally mineral properties located in Canada and Oregon), and paid to have exploration work done on them.

      During its 1999 fiscal year management determined that due to several years of depressed mineral prices and adverse developments in the mining industry in the U.S., it would focus on a different kind of business. Upon finding the opportunity to develop and market the product discussed herein, management determined to transfer all of Company's mineral property interests to a wholly owned subsidiary and to issue the subsidiary's shares to its shareholders in the form of a dividend, all in contemplation of furthering the new business opportunity while retaining the value of the mining properties for the benefit of its shareholders. That distribution was completed on February 8, 2000, and the Company has not retained any interest in the mineral property subsidiary. The Company then acquired Rhonda Networks Inc. (recently renamed Carmina Canada Inc. and sometimes referred to hereafter as "CCI").
The acquisition of CCI was made through a stock for stock purchase exchange, thereby making CCI a wholly owned subsidiary of Company.

     The original subscription for CCI shares were for 6,000,000 CCI shares for $600,000 Canadian accompanied by warrants for an additional 2,000,000 shares exercisable at @0.20 per share Canadian. The acquisition price was determined mainly from the subscription amounts paid in the form of cash and services into CCI by its shareholders. All of the warrants were exercised prior to the Agreement of Exchange taking affect. Under the Agreement of Exchange, Carmina agreed to issue 16,000,000 shares at a deemed value of $0.05 per share on the basis of 2 shares of Carmina for each share of CCI submitted. 100% of the CCI shares were submitted for exchange. The assets of CCI at the time of acquisition were valued by the directors at $1,200,000 Canadian ($800,000 US) comprising the $1,000,000 Canadian from subscriptions together with the technological knowledge and expertise contributed by Stephen Kohalmi, Director of Technology, and valued at $200,000 Canadian. At the time of acquisition the only affiliation between the parties was through Mr. John
M. Alston who was the President and a director of both Carmina and CCI. See "Agreement of Exchange" at Exhibit 2.

     In February 2000, the Company entered into consulting agreements with Falter Engineering and Clearline Services related to the development of the GC2000. In connection with these agreements non-qualified stock options for 200,000 shares were granted to each of Brian Falter and Cedric Puddy respectively entitling each to purchase up to a total of 50,000 shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $0.10 per share. The stock options vest annually commencing February 28, 2000 providing the relevant consulting agreement continues in force and expire as to 25% on February 28 in each of 2004, 2006, 2008, and 2010. See
Part I Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants."

     In March 2000 the Company entered into a consulting agreement with Robert Coffey to provide financial consulting and business advisory services. For such services, the Company granted non-qualified stock options for 200,000 shares entitling Mr. Coffey to purchases 50,000 shares of the Company's restricted Common Stock annually which options are exercisable at a price of $0.50 per share. The stock options vest annually commencing March 15, 2000 and expire March 15, 2005. See Part I Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants."

     In November 2000, the Company entered into discussions with the principals of TravelActive.com Marketing Inc., a private Canadian application service provider (ASP) connecting travel agents with prospective travelers identified through "hits" on TravelActive's website advertising travel opportunities and vacation packages. The discussions centered on Carmina investing in TravelActive and contributing technology and management to support TravelActive's business plan. By December 31, 2000, $25,000 had been advanced to TravelActive to assist in developing their business plan. See
Part II Item 6. "Management's Plan of Operation".

     In December 2000, the Company sold 1,000,000 shares accompanied by warrants to purchase an additional 1,000,000 shares of its Common Stock to Rhonda Corporation, which is the controlling shareholder of the Company, as full and final payment for 225,000 shares of Power Kiosks, Inc. and a loan by Rhonda Corporation to Carmina. For such offering, the Company relied upon the Regulation S Exemption and no state exemption, as Rhonda Corporation is located in Canada. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Business of the Company.

     With the acquisition of CCI, Carmina embarked on an entirely new business endeavor. At the time, Carmina had no products or services available and was dependent upon obtaining additional financing for the ongoing and future development of such products and services. With the acquisition of CCI, Carmina commenced carrying on the development of communication/computing appliances based on CCI's GateCommander 2000 (GC2000), a Linux (operating system) based general purpose industrial communications/computing appliance. Appliances under direct development within CCI include the GC2000 Scout firewall probe and monitor and specialized applications of the GC2000 targeted for ASP (Application Service Provider) based ventures that CCI expects to acquire or partner with. The GC2000 communication/computing appliances, together with a suite of remote services that customers may opt for to provide more effective use of the appliances, will be the initial principal products and services of the Company. The GC2000 itself will be marketed actively to other companies that have the need for a hardware platform like the GC2000 for their products and services where there is no competitive threat to CCI.
     The technology platform of the GC2000 based products consists of equipment, software and communications services integrated into a robust packaged product requiring minimal configuration and customization when installed in its base form. Once installed, the GC2000 is strategically designed to be expanded to serve additional customer needs through optional pre-packaged components or through remote services which will be provided by a central control and monitoring center.

     The equipment components/peripheral equipment of the GC2000 include communications devices, modems and hubs that connect to the external network providers (telephone, wireless, satellite and Internet providers) and to the client internal network. The connection from the GC2000 will normally be an Ethernet connection to the external network supplier supporting Transmission Control Protocol/Internet Protocol (TCP/IP). The GC2000 is based on a personal computer (PC) architecture with a Linux operating system and commonly available network tools supplemented by proprietary software and services to be provided by CCI. The GC2000 differentiates itself from standard PC units through its industrial quality, adaptability to a range of environments, compact size, low power requirements and heat generation which does not require fans or heat sinks.

Distribution Methods

     The Company recently completed the first prototype of the GC2000 Scout firewall probe and monitor and is currently holding discussions with potential resellers for this product.

     The GC2000 Scout has been designed to provide network, system and firewall monitoring capabilities for users with no need for Information Technology (IT) specialists. Management intends to focus on establishing partners in potential resellers, systems integrators and retailers, to rapidly establish a recognized presence around the world. The Company also plans to contract with an established distribution company to serve as a source of warehousing and banking for such initial tier selling partners.

     Additionally, upon establishing business and consumer references, the Company plans to submit the GC2000 technology to popular industry product reviewers with the expectation of earning and winning product awards based on design and performance features. In the event the GC2000 becomes commercially successful, then the Company plans to distribute product and services as, or through, a full-service Application Service Provider (ASP) for clients who would prefer to rent, rather than buy, the GC2000 and other new products and services.

     The Company maintains an Internet web site (www.carminatech.com), launched February 29, 2000 which contains information on the Company's products under development.

Competitive Business Conditions

     Management believes the pre-installation, pre-configuration and integration of the components into an industrial quality comprehensive package supplemented with proprietary software and methods will provide the competitive value of the GC2000 appliances. The units are designed to be rugged and compact with low power consumption. No fans or heat sinks are required for cooling since heat generation is not a factor.

          Current major competitors include several companies providing components or integrated components at approximately twice the offering retail price projected for GC2000, as well as at least one company that provides product at roughly the equivalent planned retail price. While the projected offering price of the GC2000 units will be dependant upon the different features required by the consumer, it is anticipated the price range will be between $750 for the basic unit up to approximately $4,500 for the advanced unit utilizing all of the features available.

          There are no patents, licenses, franchises or concessions.
Trademark status has been applied for the name GateCommander. With regard to patents, the only part of the GC2000 that is proprietary is the software that links the different applications together, and the Company intends to apply for such patents, copyrights and licenses as deemed advisable. Carmina believes that it will have a competitive margin over other companies by being among the first to get its product to market. Similarly, the ASP (applications) feature is a separate component which will utilize the GC2000 as the security device when users access the applications. While the Company intends to offer services to manage and monitor the applications in the GC2000, it will not be able to isolate itself from competitors in this regard, but expects to differentiate itself from competitors through well-managed marketing campaigns.

          There is no reasonable way to predict the competitive position of the Company in these endeavors; however, Carmina, having virtually no assets or cash reserves, will no doubt be at a competitive disadvantage in competing with entities that are already publicly traded, have significant cash resources and have operating histories when compared with the complete lack of any substantive operations by the Company.

          The GC2000 may incorporate and/or integrate components and software from numerous principal suppliers, including Multi-Tech Systems, Pelco, Sony, Intel, X10.com, Inc., as well as from the public domain. Major components may include: VOIP, surveillance cameras, Linux operating system, motherboard and Central Processing Unit (CPU), and home control modules provided by various suppliers. Since the product is in development stage, there are no major customers at present.


No government approval is needed for the Company's major products and services aside from the normal appliance safety approvals. Since the products are assembled from previously approved components, licensing is not a factor.

     The Company does not believe that existing or probable governmental regulations will affect its business, nor is it aware of any environmental laws that apply.

Research and Development

     Research and development activity expenditures in the last two fiscal years amounted to $60,819. (See Exhibit 1, "Consolidated Financial Statements for December 31, 2000".) Also, consulting fees noted in the financial statements should be attributable to research and development. The cash requirements of the Company for the final design and development of the GC2000 and ASP development are estimated to approximate $250,000. Part I Item 1 "Need for Outside Financing" below.


Employees and Consultants

     There are currently five employees, four of whom are senior management and directors. Research, development and marketing are currently being outsourced to consultants as will future production of the Company's products. No management agreements have been signed with senior management as the substantial equity holdings and stock options of management are felt to provide sufficient incentives to retain and motivate them.


Risk Factors

     The discussion throughout this annual report contains certain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward looking statements. The risks that are known to apply or are reasonably likely to apply to the Company and its business are as follows:

     Auditors' Statement as to a "Going Concern". The Auditors' certificate states the Company's consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the certificate's statement also reflects the Company's significant lack of assets and revenues, it is evident that the financial condition of the Company has been, and is, dependent upon the shareholders for operating capital, and that absent additional financing arrangements, the company may never achieve its goal of bringing a product to market and becoming a viable company.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue in either of its two most recent fiscal years or to the date hereof. Nor will the Company receive any revenues until it completes development of its principal product and begins sales of that product to the public. The Company can provide no assurance that sales of the product will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     Need for Outside Financing; Business and Product Development. As already noted, additional capital will be required to meet the business development requirements of the Company including final design and development of the GC2000 and ASP development. Assuming that design and development financing needs are met, the Company still will have to budget for continued research and development of new, as well as its original, products in order to maintain technological competitiveness. While the Company will seek to raise the needed funds through either private placements or a secondary offering, there is no assurance that the required financing can be obtained on terms favorable to the existing shareholders, or that financing can be obtained at all.
Absent such additional financing, the successful operation of the Company, as well as development of its products, will not be viable.

     Uncertain Demand for Company's Products. While the Company believes that its products, which assist in providing security for customers' Internet connections, will have a substantial market, this may not be the case should superior products be developed by competitors.

     Increasing Competition.  Because of the nature of the Internet industry and the lack of barriers preventing competitors from entering the market, compet ition will be intense among competing Internet gateway systems.
     Lack of Patent Protection. Since the Company does not now have patent protection on any of its planned products or services, other companies may
enter the market with competing products and services.   While Company
believes it's GC2000 product initially will contain greater capabilities and be more adaptable to other applications, there currently is nothing to prohibit competitors from developing in the future similar products with at least equal, if not better, abilities and adaptabilities. The Company will seek to obtain appropriate patents on patentable intellectual property it develops in the future. Should the Company fail to obtain such patents its ability to be competitive in the marketplace will be adversely affected.

     Uncertainty as to Future Profitability. There is no assurance that the Company will be able to sell its products and services at a profit, given the competitive nature of the business sector in which it is involved.

     Quality of Marketing and Service. Should the Company not provide the quality of marketing and service it proposes to provide, the Company's business will lack the competitiveness required to allow the company to be viable.

     Ability to Hire and Retain Qualified Personnel. Due to the high demand for personnel trained in the Internet field and the competitive nature of the hiring of these personnel the Company may not have the ability to hire and retain sufficient qualified personnel to meet the demands of the company, preventing the company from getting its products to the market in a timely manner resulting in a negative impact on cash flows and revenues.

     Lack of Minority Shareholder Voting Control. Due to their ownership of a majority of the shares of the Company's outstanding common stock, Mr. John M. Alston and a small number of other major shareholders have total voting control of the Company including the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     No Market for Common Stock. There has been no "established public market" for the Company's common stock in the last five years. (See Caption, "Risks of Penny Stocks" below.)Although the Company intends to submit for listing of its common stock on the Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

     Risks of "Penny Stock". The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a5l-l of the Securities and Exchange Commission. Penny stocks are stocks: (I) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (I) above); or (iv) in Companys with net tangible assets less than $2,000,000 (if the Company has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (I) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Possible Future Compensation Arrangements. If the Company is successful in developing and marketing its products and services, it may be necessary, in order to retain qualified management and directors, to enter into arrangements and agreements which will allow officers and directors to participate in retirement, deferred compensation and other financial plans, although such arrangements and agreements are not determined at this time.


Item 2.  Description of Property

     At the present time, the Company has no real or personal property. The offices, located at 810, 540 5th Avenue SW, in the city of Calgary in the province of Alberta, Canada, from which it operates are paid for and maintained, under a written cost-sharing agreement (see "Certain Relationships and Related Transactions section), by Rhonda Corporation (prior to June 23, 2000, named Rhonda Mining Corporation), a Canadian corporation which is a major shareholder of the Company. The space meets the current and foreseeable management requirements of the Company.


Item 3.  Legal Proceedings.
     There are currently no pending legal proceedings to which the Company or its subsidiary is a party. No material legal proceedings involving the Company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority.

Item 4.  Submission of Matter to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies of otherwise from the Company's inception to the close of the 2000 fiscal year ended December 31, 2000, covered by this report.

Executive Officers of the Registrant

The executive officers of the Company are listed below.



Name
Age
Position with the Company and business experience within the last five years

John M. Alston

73
Chairman, President and Chief Executive Officer of the Company since February 2000; President of the Company since May 1999 to February 2000; prior thereto Chairman and Chief Executive Officer of Rhonda Mining Corporation
Glen R. Alston

44
Treasurer and Chief Financial Officer of the Company since February 2000; President, Secretary Treasurer and Chief Operating Officer of Rhonda Corporation; November 1998 to present; Corporate Secretary Rhonda Mining Corporation October 1995 to November 1998.

Robert d'Artois


55
Vice President of the Company since February 2000; prior thereto self employed marketing consultant.

Stephen Kohalmi


47
Director of Technology of the Company since May 1999; prior thereto self employed technology consultant.




Part II


Item 5.  Market for Common Equity and Related Stockholder Matters

(a)     Market Information:

There is no public trading market for the Company's common stock.

As of April 10, 2001, there are warrants outstanding to purchase 1,000,000 shares of common stock and options outstanding to purchase 2,090,000 shares of common stock of which 945,000 are currently exercisable.

As of April 10, 2001, there are 1,049,283 shares outstanding that could be sold pursuant to Rule 144 under the Securities Act. The registrant had not agreed to register any shares under the Securities Act for sale by securities holders and no common equity is being, or proposed to be, publicly offered by the Company.

(b) As of April 10, 2001, the Company had approximately 400 shareholders of record of its 21,502,300 outstanding shares of Common Stock.

(c) The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Management's Plan of Operation

During 2001 the Company plans to continue with the development of its GC2000 general purpose industrial appliances and customized appliances based on the GC2000 platform such as the GC2000 Scout, a firewall monitoring appliance which management feels has exceptional potential as the key component for an application service provider. The GC2000 is in the final stage of prototype testing. A limited test run of 15 units will be undertaken once testing is completed. At that time technical writing for manuals is scheduled to be finished.

The GC2000 Scout which has been the focus of our most recent research efforts will also be ready for beta-testing shortly after the GC2000 testing is completed. From inquiries already received, management is confident that the design features of the GC2000 appliances will receive acceptance in the market.

With the downturn in the High Tech sector of the economy and stock market valuations it is clear to management that financing for an ambitious marketing program will be difficult to obtain and may not be available at all during the next 12 months. As a result a scaled down development program is planned which will be augmented if and when financing becomes available. The tentative minimum budget for the next 12 months is, in order of priority:

1.
Development costs (manuals and testing)
$25,000
2.
Production of 15 GC2000 units
(including 5 GC2000 Scout units)
$50,000
3.
Investment in ASP company
(supplying call center and central servers)
$250,000
4.
Marketing
(through existing resellers)
$50,000
5.
Overhead
$125,000


$500,000

All of these funds will have to be raised in the next twelve months. Management anticipates that financing of this budget can be arranged with existing shareholders and from the sale of marketable securities.


Upon additional funding becoming available, the development of additional specialty servers in the GC2000 series will be continued and markets researched for opportunities to supply specialty appliances based on the GC2000 platform. In the event that an opportunity arises, the setting up of an ASP business based on the GC2000 will be explored.
The Company does not anticipate making any significant purchases of plant or equipment and does not anticipate there will be any significant change is the number of employees during 2001.

The year 2001 is expected to be challenging. So far the technical development of the GC2000 has proceeded on course, however the Company's ability to market the appliances or to set up attendant service business is dependent on additional financing which, in the current economic climate may not be available. No forecast of commercial revenue is possible at this time.

Item 7.  Financial Statements     See Exhibit (a) 1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 18, 2001 the Company's former accountants HJ & Associates, L.L.C. resigned at the request of the Company and were replaced by BDO Dunwoody L.L.P. There have been no disagreements with either accountants regarding any matter of accounting principals or practices or financial statement disclosure.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information about the directors of the Company required by this item is located in the Carmina Technologies Inc. proxy statement to be filed within 120 days after the end of the fiscal year. Information about the executive officers of the Company required by this item appears in Part I of this Annual Report on Form 10-KSB.

Item 10. Executive Compensation

The information required by this item appears in the Carmina Technologies Inc. proxy statement to be filed within 120 days after the end of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item appears in the Carmina Technologies Inc. proxy statement to be filed within 120 days after the end of the fiscal year.

Item 12 - Certain Relationships and Related Transactions

The information required by this item appears in the Carmina Technologies Inc. proxy statement to be filed within 120 days after the end of the fiscal year.

Item 13 - Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of this Report:

        1. Financial Statements included in Part II, Item 7 Carmina Technologies Inc.

     Management's Report
     Report of Independent Chartered Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 2000
     Consolidated Statement of Operations for Years ended December 31, 1999 and 2000
     Consolidated Statement of Deficits as of December 31, 1999 and 2000 Consolidated Statement of Cash Flows for Years ended December 1999 and
2000
     Notes To Consolidated Financial Statements

         2. Exhibits required to be filed by Item 601 of Regulation S-B Exhibits 21, 23(i) and 24 are filed herewith. All other exhibits are
incorporated by reference as     indicated below.

Exhibit
No.          Exhibit Description
     (2) Agreement of Exchange (incorporated herein by reference to Exhibit 2 of the report on Form 10-SB12G/A filed 23 March 2001, file No. 1.000-30685)

     (3)(i) Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3 of the report on Form 10-SB12G/A of file No. 1.000-30685. (Note no By-Laws created)

10(ii)(A)     Management Stock Option Agreement and Stock Option Plan
(incorporated herein by reference to Exhibit 2 of the report on Form 10-SB12G/A filed 13 February 2001, file No. 1.000-30685).

(16) Letter on change in certifying accountant (incorporate herein by reference to Exhibit 16 of the report on Form 8-K/A filed March 23, 2001)

(21)          Subsidiaries of the Registrant


(24) Powers of Attorney of all the Directors authorizing Judith Stoeterau, Corporate Secretary to sign 10-KSB on their behalf.

(99.1)          The accountants statement required by Rule 12b-25(c)
(incorporated herein by reference to Exhibit to Form 12b-25 filed 29 March
2001)



     (b)     Reports on Form 8-K

          There were none filed in the fourth quarter. The Company filed a report on Form 8-K January 29, 2001 related to change in certifying accountant. The Company filed a report on Form 8-KA on March 23, 2001 related to change in certifying accountant. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CARMINA TECHNOLOGIES INC.


                         By:     /s/ John M. Alston
                               John M. Alston, Chairman, President,
                              Chief Executive Officer and Director

                         Date:     April 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.


Signature
Title
Date

/s/ John M. Alston
John M. Alston

Chairman, President, Chief Executive Officer and Director

April 12, 2001

/s/ Glen R. Alston
Glen R. Alston

Treasurer, Chief Financial Officer, Principal Accounting Officer and Director

April 12, 2001

/s/ Robert d'Artois
Robert d'Artois

Vice President and Director

April 12, 2001

Stephen Kohalmi
By /s/ Judith Stoeterau
Judith Stoeterau, Attorney-in-fact

Director of Technology and Director

April 12, 2001


* John M. Alston
* Glen R. Alston
* Robert d'Artois
* Bernard Benning
* Richard Day                              * A majority of the Board of
Directors
* Stephen Kohalmi
* Thomas W. Whittingham


By  /s/ Judith Stoeterau
Judith Stoeterau, Attorney-in-fact                    April 12, 2001