Form 10KSB/A
period 2000-12-31
CARMINA TECHNOLOGIES INC
filed 2001-05-18
CIK 1115054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2000Commission file number 0-30685

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

 Of the 21,502,300 shares of Common Stock of the registrant issued and outstanding as of April 10, 2001, 2,309,425 shares are held by non-affiliates. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of April 10, 2001, is $1,724,478 based on the value of the most recent private placement. No public market currently exists for the shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's 2001 Proxy Statement and Information Circular for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

TABLE OF CONTENTS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON 11

ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER 11

AND CONTROL PERSONS; COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION 11

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS 11

AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 11

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-KSB constitute "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressly stated or implied by such forward-looking statements. Such factors include, among others, the following: force majeure events, competition, financial and commercial viability, lack of patents, licenses, franchises and concessions, and uncertain demand for Company's products. (See "Item 1. Risk Factors".)

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

In February 2000, the Company entered into consulting agreements with Falter Engineering and Clearline Services related to the development of the GC2000. In connection with these agreements non-qualified stock options for 200,000 shares were granted to each of Brian Falter and Cedric Puddy respectively entitling each to purchase up to a total of 50,000 shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $0.10 per share. The stock options vest annually commencing February 28, 2000 providing the relevant consulting agreement continues in force and expire as to 25% on February 28 in each of 2004, 2006, 2008, and 2010. See Part I Item 1. "Description of Business  (b) Business of Registrant  Employees and Consultants."

In March 2000 the Company entered into a consulting agreement with Robert Coffey to provide financial consulting and business advisory services. For such services, the Company granted non-qualified stock options for 200,000 shares entitling Mr. Coffey to purchases 50,000 shares of the Company's restricted Common Stock annually which options are exercisable at a price of $0.50 per share. The stock options vest annually commencing March 15, 2000 and expire March 15, 2005. See Part I Item 1. "Description of Business  (b) Business of Registrant  Employees and Consultants."

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

 In December 2000, the Company sold 1,000,000 units, each unit consisting of one share of its Common Stock and one 2 year warrant to purchase an additional share exercisable at $1.00 per share, to Rhonda Corporation, which is the controlling shareholder of the Company, as full and final payment for 225,000 shares of Power Kiosks, Inc. valued at $590,625 or $2.625 per share, the closing market price December 29, 2000, and a loan in the amount of $34,375 advanced by Rhonda Corporation to Carmina. The units were valued at $625,000, the fair value of the asset received. For such offering, the Company relied upon the Regulation S Exemption and no state exemption, as Rhonda Corporation is located in Canada. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions". On March 7, 2001 the value of the 225,000 shares of Power Kiosks, Inc. declined to $112,500.

Business of the Company.

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

Contracts

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

Increasing Competition. Because of the nature of the Internet industry and the lack of barriers preventing competitors from entering the market, competition will be intense among competing Internet gateway systems.

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

Item 2. Description of Property

captions "Principal Products and Services" and "Distribution Methods"Contact has been made with two Canadian financial groups who have expressed interest in raising the required capital through a secondary equity offering in the United States.However,At the present time, the Company has no real or personal property. The offices, located at 810, 540 5th Avenue SW, in the city of Calgary in the province of Alberta, Canada, from which it operates are paid for and maintained, under a written cost-sharing agreement (see "Certain Relationships and Related Transactions section), by Rhonda Corporation (prior to June 23, 2000, named Rhonda Mining Corporation), a Canadian corporation which is a major shareholder of the Company. The space meets the current and foreseeable management requirements of the Company.

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

Item 7. Financial Statements See Exhibit (a) 1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 On January 18, 2001 the Company's former accountants HJ & Associates, L.L.C. resigned at the request of the Company and were replaced by BDO Dunwoody L.L.P. There have been no disagreements with either accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. The change in auditors was motivated by management's belief that having the same firm audit the Company and all its related corporations would effect efficiencies and savings.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

Item 12  Certain Relationships and Related Transactions

The information required by this item appears in the Carmina Technologies Inc. proxy statement to be filed within 120 days after the end of the fiscal year.

Item 13  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements included in Part II, Item 7 Carmina Technologies Inc.

 Reports of Independent Chartered Accountants

Restated Consolidated Balance Sheets as of December 31, 1999 and 2000

Restated Consolidated Statements of Operations for Years ended December 31, 1999 and 2000

Restated Consolidated Statements of Comprehensive Loss

Restated Consolidated Statements of Deficits as of December 31, 1999 and 2000

Restated Consolidated Statements of Cash Flows for Years ended December 31, 1999 and 2000

Notes To Restated Consolidated Financial Statements

2. Exhibits required to be filed by Item 601 of Regulation S-B

Exhibits 21 and 24 are filed herewith. All other exhibits are incorporated by reference as indicated below.

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

(99.1) The accountants statement required by Rule 12b-25(c) (incorporated herein by reference to Exhibit to Form 12b-25 filed 29 March 2001)

(b) Reports on Form 8-K

There were none filed in the fourth quarter. The Company filed a report on Form 8-K January 29, 2001 related to change in certifying accountant. The Company filed a report on Form 8-KA on March 23, 2001 related to change in certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMINA TECHNOLOGIES INC.

By: /s/ John M. Alston

John M. Alston, Chairman, President,

Chief Executive Officer and Director

Date: May 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

Signature	Title	Date
/s/ John M. Alston John M. Alston	Chairman, President, Chief Executive Officer and Director	May 10, 2001
/s/ Glen R. Alston Glen R. Alston	Treasurer, Chief Financial Officer, Principal Accounting Officer and Director	May 10, 2001
/s/ Robert d'Artois Robert d'Artois	Vice President and Director	May 10, 2001
/s/ Stephen Kohalmi Stephen Kohalmi	Director of Technology and Director	May 10, 2001

* John M. Alston

* Glen R. Alston

* Robert d'Artois

* Bernard Benning

* Richard Day * A majority of the Board of Directors

* Stephen Kohalmi

* Thomas W. Whittingham

By /s/ Judith Stoeterau

Judith Stoeterau, Attorney-in-fact May 10, 2001

      A Report of Certified Public Accountants is attached hereto and by this reference incorporated herein. Also attached is an Index to Financial Statements and such audited statements as are requiredfollowing exhibits1Consolidated Financial Statements [Jones, Jensen]