Form 10QSB
period 2001-03-31
CARMINA TECHNOLOGIES INC
filed 2001-05-22
CIK 1115054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ________________ to _______________

Commission File number 0-30685

CARMINA TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Utah 870305395

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

810, 540 5th Avenue SW, Calgary, Alberta, Canada

(Address of principal executive officers)

T2P-0M2

(Zip Code)

(403) 269-5369

(Registrant's telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

APPLICABLE ONLY TO ISSURES INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, No par value  21,502,300 shares as of April 30, 2001

Index

Carmina Technologies Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets  March 31, 2001 and December 31, 2000

Consolidated statements of income  Three months ended March 31, 2001 and 2000

Consolidated statements of cash flow  Three months ended March 31, 2001 and 2000

Notes to consolidated financial statements  March 31, 2001

Item 2. Management's Plan of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1.  Financial Statements

The following financial statements are filed as part of this report:

The Consolidated Financial Statements of the Company for the three months ended March 31, 2001 reviewed by BDO Dunwoody LLP, chartered accountants.

Item 2.  Management's Plan of Operation

During the first quarter of 2001 management of Carmina Technologies management continued discussions with an Application Service Providers (ASP) with a view to acquiring all or part ownership.

Development of the GateCommander internet appliance and related products proceeded on schedule during the first quarter. Discussions have commenced with potential marketers.

Part II. Other Information

Item 6.  Exhibits and Reports on form 8-K

(a) No Exhibits

(b) The Company filed a report on Form 8-K January 29, 2001 related to change in certifying accountants. The Company filed a report on Form 8-KA on March 23, 2001 related to change in certifying accountants.

Carmina Technologies Inc. 10-QSB (March 31, 2001)

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carmina Technologies, Inc. (Registrant)

Dated: May 20, 2001 By /s/ John M. Alston, President

Exhibit 1

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and December 31, 2000

C O N T E N T S

Independent Accountants' Review Report 3

Consolidated Balance Sheets 4

Consolidated Statements of Operations 5

Consolidated Statements of Comprehensive Loss 6

Consolidated Statements of Stockholders' Equity 7

Consolidated Statements of Cash Flows 8

Notes to the Consolidated Financial Statements 9 - 20

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors

Carmina Technologies, Inc. and Subsidiary

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Calgary, Canada

We have reviewed the accompanying consolidated balance sheet of Carmina Technologies, Inc. and Subsidiary (formerly The Americas Mining Corporation) (a development stage company) as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the America Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no established source of revenues which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

"signed"

BDO Dunwoody LLP

Chartered Accountants

May 17, 2001

Calgary, Alberta

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Consolidated Balance Sheet
	March 31, 2001	December 31, 2001
CURRENT ASSETS
Cash	$3,415	$2,796
Accounts receivable	45
Tax refund receivable	10,326	8,805

Total Current Assets	13,786	11,601

OTHER ASSETS
Due from related party (Note 1(o))	--	16,257
Advances (Note 1(p))	88,816	26,664
Marketable securities (Note 1(i))	95,235	594,835
Securities receivable (Note 1(h))	--	20,204

Total Other Assets	184,051	657,960

PROPERTY AND EQUIPMENT	2,051	2,051

TOTAL ASSETS	$199,888	$671,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$49,038	$32,424
Due to related party (Note 1(q))	160,407	73,412
Accrued expenses	4,403	4,500

Total Current Liabilities	213,848	110,336

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 40,000,000 shares authorized no par value, 20,502,300 shares issued and outstanding	1,132,232	1,092,232
1,000,000 shares to be issued	625,000	625,000
Cumulative translation adjustment	(16,222)	(17,722)
Deficit accumulated during the development stage	(1,754,970)	(1,138,234)

Total Stockholders' Equity (Deficit)	(13,960)	561,276

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY (DEFICIT)	$199,888	$671,612

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Consolidated Statements of Operations
	For the Three Month Period Ended March 31, 2001	For the Three Month Period Ended March 31, 2000	From Inception on May 7, 1999 through March 31, 2001
REVENUES	$--	$--	$2,136

COST OF GOODS SOLD	--	--	1,942

GROSS PROFIT			194

EXPENSES

General and administrative	26,773	5,568	118,917
Depreciation expense			208
Research and development	13,162	5,778	73,981
Consulting fees	18,176		171,853
Management fees	40,000	77,188	637,108

Total Expenses	98,111	88,534	1,002,067

LOSS FROM OPERATIONS	(98,111)	(88,534)	(1,001,873)

OTHER INCOME (EXPENSE)

(Loss) on investment in affiliate		(1,285)	(12,972)
(Loss) on sale of investments			(92,061)
Gain on sale of investments		3,165	3,006
Unrealized (loss) on investments	(518,625)	(23,667)	(651,274)
Interest income			290
Interest expense			(86)

Total Other Income (Expense)	(518,625)	(21,787)	(753,097)

NET LOSS	$(616,736)	$(110,321)	$(1,754,970)

BASIC AND DILUTED LOSS PER SHARE	$(0.029)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,502,300	18,523,267

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss
	For the Three Month Period Ended March 31, 2001	For the Three Month Period Ended March 31, 2000	From Inception on May 7, 1999 through March 31, 2001
NET LOSS	$(616,736)	$(110,321)	$(1,754,970)

OTHER COMPREHENSIVE LOSS
Cumulative translation adjustment	1,501		(16,221)

COMPREHENSIVE LOSS	$(615,235)	$(110,321)	$(1,771,191)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)
	Common Stock Shares Amount		Deficit Accumulated During the Development Stage
Balance, December 31, 1999	9,300,000	$407,406	$(413,230)

Subscriptions for cash at $0.03 per share on February 8, 2000	1,279,221	42,635	--

Subscriptions for marketable securities at $0.03 per share on February 8, 2000	1,420,779	47,353	--

Issued on exercise of warrants for marketable securities at $0.07 per share on February 8, 2000	4,000,000	284,595	--

	16,000,000	781,989	(413,230)

Common stock issued in Recapitalization	4,502,300	3,243	--

Common stock to be issued as at December 31, 2000 at $0.625 per share (Note 5)	1,000,000	625,000	--

Compensation expense on options issued to consultants	--	147,000	--

Services contributed by officers of the Company	--	160,000	--

Net loss for the 12 month period ended December 31, 2000	--	--	(725,004)

Balance, December 31, 2000	21,502,300	1,717,232	(1,138,234)

Services contributed by the officers of the Company	--	40,000	--

Net loss for the 3 month period ended March 31, 2001	--	--	(616,736)

Balance, March 31, 2000	21,502,300	$1,757,232	$(1,754,970)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Consolidated Statements of Cash Flows
	For the Three Month Period Ended March 31, 2001	For the Three Month Period Ended March 31, 2000	From Inception on May 7, 1999 through March 31,
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(616,736)	$(110,321)	$(1,754,970)
Adjustment to reconcile net loss to net
used by operating activities:
Depreciation			208
Stock issued for services			298,241
Services contributed by officers of the Company	40,000	40,000	294,000
Loss on sale of investments	--	--	89,055
Unrealized loss	--	--	132,649
Decrease value of equity investment	518,625	8,787	531,625
Compensation expense through issuance of options	--	--	147,000
Sale of marketable securities	--	8,971	78,840
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,566)	(2,719)	(10,371)
(Increase) decrease in prepaid expenses	--	(10,320)
Increase (decrease) in accounts payable	16,517	7,832	53,441

Net Cash Used by Operating Activities	(43,160)	(57,770)	140,282

CASH FLOWS FROM INVESTING ACTIVITES

Due from related party	18,936		37,054
Advances	(62,152)	--	(88,816)
Purchase of property and equipment			(2,259)
Purchase of long-term investment		(302,745)	(13,000)
Recapitalization		374,584	3,243

Net Cash Used by Investing Activities	(43,216)	71,839	(63,778)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to related party	86,995	--	149,675
Issuance of common stock for cash	--	--	57,800

Net Cash Provided by Financing	86,995	--	207,475

NET INCREASE IN CASH	619	14,069	3,415

CASH AT BEGINNING OF PERIOD	2,796	3,417	--

CASH AT END OF PERIOD	$3,415	$17,486	$3,415

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

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

Rhonda, a wholly owned subsidiary, was incorporated under the laws of the Province of Alberta, Canada on May 7, 1999. It was incorporated for the purpose of developing and marketing its low-cost, high-capability multipurpose Linux based GateCommander 2000, GateCommander Scout and Smart-Home networking technologies. The GateCommander 2000 technology combines firewall, virtual private networking, network and system monitoring, e-mail and domain name services, paging and fax with voice over IP, and dynamic web services. The GateCommander Scout monitors and evaluates firewalls. The Smart-Home network management system offers homeowners control over heating, air conditioning, lighting, appliance management, switches and outlets, home security and motion and fire detection zones.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

The Company's technologies are still in the development stage. None of the products or services associated with these technologies have been brought to the market or are available for marketing. Because of the developmental status of the technology, there can be no assurance that the technology will be brought to market in a commercially viable form.

a. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

b. Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of 1,000,000 warrants and 1,690,000 options, have not been included in the calculation as their effect is anti-dilutive for the period presented.
	For the Three Month Period Ended March 31, 2001	For the Twelve Month Period Ended December 31, 2000

Numerator - loss	$(616,736)	$(725,004)
Denominator - weighted average number of shares outstanding	21,502,300	20,510,519

Loss per share, basic and diluted	$(0.029)	$(0.035)

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

d. Provision for Taxes

At March 31, 2001, the Company had net operating loss carryforwards of approximately $1,104,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

The components of deferred taxes are as follows:
		For the Three Month Period Ended March 31, 2001	For the Twelve Month Period Ended December 31, 2001

DEFERRED TAX ASSET:

Unused tax losses carryforward		$497,000	$452,000
Unrealized losses		295,000	60,000

NET DEFERRED TAX ASSET		792,000	512,000

Valuation allowance		(792,000)	(512,000)

	$		$--

STATUTORY TAX RATE		45%	45%

Income taxes at statutory rate		(280,000)	(326,000)
Change in valuation allowance		280,000	326,000

		$--	$--

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

e. Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

h. Securities Receivable

The Company purchased 750,000 shares of Qnetix, Inc.'s common stock during the twelve months ended December 31, 2000. At the time of purchase, 450,000 shares of stock were delivered to the Company which were deposited into a brokerage account and classified as trading. The remaining 300,000 shares, with a value of $20,204 at December 31, 2000, net of an allowance of $109,779 for the decline in market value as estimated based on quoted market prices, were delivered in March 2001.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

i. Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at March 31, 2001. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. During the twelve months ended December 31, 2000, the Company sold a portion of the trading securities for losses totaling $92,061 and a gain of $3,006. The Company recorded an unrealized loss of $22,870 to account for the decline in value of the remaining securities. The fair value of Qnetix, Inc. marketable securities at March 31, 2001 was $36,625.

The Company also held 225,000 common shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at March 31, 2001. The fair value of Power Interactive Media Inc. marketable securities at March 31, 2001 was $72,000. Subsequent to period end, on May 17, 2001, the value of these securities increased to $162,500.

Because the Company's marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment.

j. Allowance for Doubtful Accounts

The Company's accounts receivable are shown net of an allowance for doubtful accounts of $-0- and $-0- at March 31, 2001 and December 31, 2000, respectfully.

k. Property and Equipment

Property and equipment are carried at cost less accumulated amortization. Amortization is provided for using the following methods and annual rates (one-half the normal amortization is provided for in the year of acquisition):

Furniture and fixtures - 20% declining

l. Warranty Costs

The Company does not offer any warranty on the product which was sold in 1999. Accordingly, there is no warranty cost expense or accrual.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

m. Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered in derivative contracts for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 did not materially affect the Company's consolidated financial statements.

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

n. Software Development Costs

SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued in March 1998. SOP 98-1 requires all costs related to the development of internal use software other than those incurring during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

o. Due from (to) Related Party

Amounts are due from (to) a party related by virtue of being a shareholder of the Company. These amounts are unsecured, non-interest bearing with no terms of repayment.

p. Advances

Advances are to an unrelated company for which shares of the unrelated company will eventually be issued for consideration. The Company is in the process of negotiating the number of shares to be issued. Subsequent to the period end, the Company advanced a further $39,653. This investment will be accounted for at cost.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 1 -ORGANIZATION AND HISTORY (Continued)

q. Foreign Exchange

At the transaction date, each asset, liability, revenue or expense is translated into US dollars, the reporting currency, by using the then prevailing exchange rate with the resulting gain or loss recognized in the consolidated balance sheets. At the year end, all assets and liabilities are translated into US dollars by using the exchange rate in effect at that date. The functional currency is Canadian dollars.

r. Cost-sharing Agreement

The Company's operations are paid for and maintained under a written cost-sharing agreement with a related party by virtue of being a shareholder. The Company will reimburse the related party for 50% of certain administrative expenses. This level of remuneration will be reviewed every 3 months and adjusted based on the level of activity of the Company.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to continue in the development and marketing of its Linux based GateCommander server appliance, GateCommander Scout and its Smart-Home technology. Additionally, the Company intends to market support services for these products and to act as a reseller for other products which it feels are complimentary to the Company's goals. Management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (2) the use of stock options to pay for employee compensation and marketing services. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 3 - WARRANTS AND OPTIONS

c. Warrants

Each warrant outstanding is exercisable to one common share at an exercise price of $1 per warrant until December 31, 2002.

NOTE 3 - WARRANTS AND OPTIONS (Continued)

A summary of the status of the Company's warrants as of March 31, 2001 and changes during the three months ending March 31, 2001 are presented below:
	Warrants	Weighted Average Exercise Price

Outstanding and exercisable, March 31, 2001	1,000,000	$1.00

The warrants outstanding at period end were issued to a party related by virtue of being a shareholder in conjunction with the 1,000,000 common shares issued on December 31, 2000. The warrants that are vested at March 31, 2001 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at 03/31/01	Weighted Average Exercise Price		Number Exercisable at 03/31/01	Weighted Average Exercise Price

Range $1.00	1,000,000	$1.00	1.75 years	1,000,000	$1.00

	1,000,000	$1.00		1,000,000	$1.00

d. Stock Options

Employees, directors, and officers

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

March 31, 2001 and December 31, 2000

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

A summary of the status of the Company's options issued as of December 31, 2000 and changes during the three months ending March 31, 2001 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2000	840,000	0.10	0.03
Granted	--	--	--
Expired/Cancelled	--	--	--
Exercised	--	--	--

Outstanding, March 31, 2001	840,000	0.10	0.03

Exercisable, March 31, 2001	420,000	$0.10	$0.03

The options to employees, directors and officers that are vested at March 31, 2001 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at 03/31/01	Weighted Average Exercise Price		Number Exercisable at 03/31/01	Weighted Average Exercise Price

Range $0.10	840,000	$0.10	6.75 years	420,000	$0.10

	840,000	$0.10		420,000	$0.10

No compensation expense has been recorded for the options issued to employees, directors and officers. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model using the following assumptions: The U.S. Treasury rate for the period equal to the expected life of the warrants (6.25%) was used as the risk-free interest rate. The expected life of the options is ten years since they expire on December 31, 2010. The volatility used

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 3 - WARRANTS AND OPTIONS (Continued)

was 1% based upon the historical price per share of shares sold. There are no expected dividends.

Had compensation cost for the Company's stock options issued to employees, directors and officers been recorded, the pro-forma income statement would have been as follows:

	For the Three Month Period Ended March 31, 2001	For the Twelve Month Period Ended December 31, 2001

Reported net loss	$(616,736)	$(725,004)
Cost of compensation		(13,000)

Proforma net loss	$(616,736)	$(738,004)

Proforma loss per share, basic and diluted	$(0.029)	$(0.036)

During the period, no market existed for the shares.

The 10 year incentive options vest ¼ on each of the grant date and 1st, 2nd, and 3rd anniversaries, providing the optionee at the time of vesting as an employee, officer, director or consultant to the Company, and expire as to ¼ on each of the 4th, 6th, 8th, and 10th anniversaries.

The 5 year incentive options vest ¼ on each of the grant date and 1st, 2nd, and 3rd anniversaries, providing the optionee at the time of vesting is a consultant to the Company, and expire on the 5th anniversary.

The Stock Option Plan allows up to 2,000,000 to be issued to directors, officers, employees and consultants of the Company. The option price shall be not less than 100% of the market value at the date of grant and the exercise periods shall not exceed 10 years from the date of grant.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 3 - WARRANTS AND OPTIONS (Continued)

Consultants

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to record compensation costs for the Company's stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123.

A summary of the status of the Company's options issued to consultants as of December 31, 2000 and changes during the three months ending March 31, 2001 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2000	850,000	$0.190	$0.029
Granted	--	--	--
Expired/Cancelled	--	--	--
Exercised	--	--	--

Outstanding, March 31, 2001	850,000	$0.19	$0.029

Exercisable, March 31, 2001	425,000	$0.19	$0.029

The options to consultants that are vested at March 31, 2001 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at 03/31/01	Weighted Average Exercise Price		Number Exercisable at 03/31/01	Weighted Average Exercise Price

Range $0.10	650,000	$0.10	6.75 years	325,000	$0.10
Range $0.50	200,000	$0.50	3.75 years	100,000	$0.50
	850,000	$0.19		425,000	$0.19

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(Formerly The Americas Mining Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 and December 31, 2000

NOTE 3 - WARRANTS AND OPTIONS (Continued)

During the period, nil (2000 - 850,000) options were granted. Compensation expense of $ nil (2000  $147,000) has been recorded for options issued to consultants based on the value attributable to these options as described above.

NOTE 4 - MANAGEMENT FEES

The Company has four officers which contribute about one half of their time to the Company. The value of their services is estimated at $40,000 per year for each officer. For the three months ended March 31, 2001 the Company expensed $40,000 as management fees and showed the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity.

NOTE 5  COMMON STOCK

During the 4th quarter of 2000, the Company completed a placement of 1,000,000 units to a company related by virtue of being a shareholder for consideration of $590,625 in shares of a publicly traded company and a receivable of $34,375. Each unit consists of 1 share and 1 warrant. The transaction was approved by the directors December 29, 2000 to be effective December 31, 2000.

NOTE 6  STATEMENT OF CASH FLOWS

CASH PAID FOR:
		For the Three Month Period Ended March 31, 2001		For the Three Month Period Ended March 31, 2000		From Inception on May 7, 1999 through March 31, 2001

Interest		$--		$--		$--
Income taxes		$--		$--	$

NON-CASH INVESTING ACTIVITIES

Common stock issued for investment		$--		$331,948		$922,573

NON-CASH FINANCING ACTIVITIES

Common stock issued for note receivable	$		$			$34,375
Common stock issued for services		$--		$--		$298,241
Services contributed by officers of the company		$40,000		$40,000		$294,000