Form 10QSB/A
period 2001-03-31
CARMINA TECHNOLOGIES INC
filed 2001-08-21
CIK 1115054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2001 (Amended)

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ________________ to _______________

Commission File number 0-30685

CARMINA TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Utah 870305395

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

810, 540 5th Avenue SW, Calgary, Alberta, Canada

(Address of principal executive officers)T2P-0M2

(Zip Code)

(403) 269-5369

(Registrant's telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

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

Index

Carmina Technologies, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Interim financial statements (unaudited & amended)

- Consolidated interim balance sheets  March 31, 2001

- Consolidated interim statements of income  three months ended March 31, 2001 and 2000

- Consolidated interim statements of cash flow  three months ended March 31, 2001 and 2000

- Notes to consolidated interim financial statements  March 31, 2001

Item 2. Management's Plan of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1.  Interim Financial Statements (amended)

The following consolidated interim financial statements are filed as part of this report:

The Consolidated Interim Financial Statements of the Company for the three months ended March 31, 2001 have been reviewed by BDO Dunwoody LLP, chartered accountants.

Item 2.  Management's Plan of Operation

During the first quarter of 2001 management of Carmina Technologies continued discussions with Application Service Providers (ASP) with a view to acquiring all or part ownership.

Development of the GateCommander internet appliance and related products proceeded on schedule during the first quarter. Discussions with potential marketers are continuing.

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

Carmina Technologies, Inc. (Registrant)

Dated: August 17, 2001 By /s/ John M. Alston, President

Exhibit 1

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amended)

March 31, 2001 and March 31, 2000

C O N T E N T S

Consolidated Interim Balance Sheets 3

Consolidated Interim Statements of Operations 4

Consolidated Interim Statements of Comprehensive Loss 5

Consolidated Interim Statements of Stockholders' Equity (Deficit) 6

Consolidated Interim Statements of Cash Flows 7

Notes to the Consolidated Interim Financial Statements 8 - 16

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Balance Sheet (Amended)

(Unaudited)

March 31, December 31,

2001 2000

CURRENT ASSETS

Cash $ 3,415 $ 2,796

Accounts Receivable 45 ---

Tax refund receivable 10,326 8,805

Total Current Assets 13,786 11,601

OTHER ASSETS

Due from related party (Note 1(b)) -- 16,257

Advances (Note 1(c)) 88,816 26,664

Marketable securities (Note 1(a)) 95,235 594,835

Securities receivable -- 20,204

Total Other Assets 184,051 657,960

PROPERTY AND EQUIPMENT 2,051 2,051

TOTAL ASSETS $ 199,888 $ 671,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable $ 49,038 $ 32,424

Due to related party (Note 1(b)) 160,407 73,412

Accrued expenses 4,403 4,500

Total Current Liabilities 213,848 110,336

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 40,000,000 shares authorized

no par value, 20,502,300 shares

issued and outstanding 1,167,232 1,092,232

1,000,000 shares to be issued 625,000 625,000

Cumulative translation adjustment (16,222) (17,722)

Deficit accumulated during the development stage (1,789,970) (1,138,234)

Total Stockholders' Equity (Deficit) (13,960) 561,276

TOTAL LIABILITIES

AND STOCKHOLDERS' EQUITY (DEFICIT) $ 199,888 $ 671,612

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Operations (Amended)

(Unaudited)

For The For The From Inception

Three Months Three Months on May 7, 1999

Ended March 31 Ended March 31 through

2001 2000 March 31, 2001

REVENUES $ -- $ -- $ 2,136

COST OF GOODS SOLD -- -- 1,942

GROSS PROFIT -- -- 194

EXPENSES

General and administrative 61,773 5,568 153,917

Depreciation expense -- -- 208

Research and development 13,162 5,778 73,981

Consulting fees 18,176 -- 171,853

Management fees (Note 4) 40,000 77,188 637,108

Total Expenses 133,111 88,534 1,037,067

LOSS FROM OPERATIONS (133,111) (88,534) (1,036,873)

OTHER INCOME (EXPENSE)

(Loss) on investment in affiliate -- (1,285) (12,972)

(Loss) on sale of investments -- -- (92,061)

Gain on sale of investments -- 3,165 3,006

Unrealized (loss) on investments (518,625) (23,667) (651,274)

Interest income -- 290

Interest expense -- -- (86)

Total Other Income (Expense) (518,625) (21,787) (753,097)

NET LOSS $ (651,736) $ (110,321) $ (1,789,970)

BASIC AND DILUTED LOSS PER

SHARE $ (0.030) $ (0.01)

WEIGHTED AVERAGE NUMBER

OF SHARES OUTSTANDING 21,502,300 18,523,267

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Comprehensive Loss (Amended)

(Unaudited)

For The For The From Inception

Three Months Three Months on May 7, 1999

Ended March 31 Ended March 31 through

2001 2000 March 31, 2001

NET LOSS $ (651,736) $ (110,321) $ (1,789,970)

OTHER COMPREHENSIVE GAIN (LOSS)

Cumulative translation adjustment 1,501 -- (16,222)

COMPREHENSIVE LOSS $ (650,235) $ (110,321) $ (1,806,192)

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit) (Amended)

(Unaudited)

	Common Stock Shares Amount		Deficit Accumulated During the Development Stage	Cumulative Translation Adjustment
Balance, December 31, 1999	9,300,000	$407,406	$(413,230)	$--

Subscriptions for cash at $0.03 per share on February 8, 2000	1,279,221	42,635	--	--
Subscriptions for marketable securities at $0.03 per share on February 8, 2000	1,420,779	47,353	--	--
Issued on exercise of warrants for marketable securities at $0.07 per share on February 8, 2000	4,000,000	284,595		--
	16,000,000	$781,989	$(413,230)	$--

Common stock issued in Recapitalization	4,502,300	3,243	--	--
Common stock issued at December 31, 2000 for $0.625 per share	1,000,000	625,000	--	--
Compensation expense on options issued to consultants (Note 3 (b))	--	147,000	--	--
Services contributed by officers of the Company (Note 4)		160,000	--	--
Cumulative translation adjustment				(17,722)
Net loss for the twelve months ended December 31, 2000	--	--	(725,004)	--
Balance at December 31, 2000	21,502,300	$1,717,232	$(1,138,234)	$(17,722)

Services contributed by officers of the Company (Note 4)		40,000	--	--
Compensation expense on options issued to consultants (Note 3 (b))		35,000	--	--
Cumulative translation adjustment				1,500
Net loss for the three months ended March 31, 2001			(651,736)	--

Balance at March 31, 2001	21,502,300	$1,792,232	$(1,789,970)	(16,222)

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Amended)

(Unaudited)

For The For The From Inception

Three Months Three Months on May 7,1999

Ended March 31 Ended March 31 through March 31

2001 2000 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss $ (651,736) $ (110,321) $ (1,789,970)

Adjustments to reconcile net loss to net cash

used by operating activities:

Depreciation -- -- 208

Stock issued for services -- -- 298,241

Services contributed by officers of the

Company 40,000 40,000 294,000

Loss on sale of investments -- -- 89,055

Unrealized loss 521,304 8,787 653,953

Decrease value of equity investment -- -- 10,321

Compensation expense through issuance

of options 35,000 -- 182,000

Sale of marketable securities -- 8,971 78,840

Changes in operating assets and liabilities:

(Increase) decrease in receivables (1,566) (2,719) (10,371)

(Increase ) decrease in prepaid expenses -- (10,320) --

Increase (decrease) in accounts payable 16,517 7,832 53,441

Net Cash Used by Operating Activities (40,481) (57,770) (140,282)

CASH FLOWS FROM INVESTING ACTIVITIES

Due from related party 16,257 -- 37,054

Advances (62,152) -- (88,816)

Purchase of property and equipment -- -- (2,259)

Purchase of long-term investment -- (302,745) (13,000)

Recapitalization -- 374,584 3,243

Net Cash Used by Investing Activities (45,895) 71,839 (63,778)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to related party 86,995 -- 149,675

Issuance of common stock for cash -- -- 57,800

Net Cash Provided by Financing Activities 86,995 -- 207,475

NET INCREASE IN CASH 619 14,069 3,415

CASH AT BEGINNING OF PERIOD 2,796 3,417 --

CASH AT END OF PERIOD $ 3,415 $ 17,486 $ 3,415

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2001 (Amended)

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Carmina Technologies, Inc (formerly The Americas Mining Corporation) (a development stage company) and its wholly-owned subsidiary Carmina Canada, Inc. (formerly Rhonda Networks, Inc.) for the year ended December 31, 2000 and notes thereto included with the Company's Annual report on Form 10-KSB, as amended. The Company follows the same accounting principles in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

a.) Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at March 31, 2001. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. The fair value of Qnetix, Inc. marketable securities at March 31, 2001 was $23,235.

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

b.) Due from (to) Related Party

Amounts are due from (to) a party related by virtue of being a shareholder of the Company. These amounts are unsecured, non-interest bearing with no terms of repayment.

c.) Advances

Advances are to an unrelated company for which shares of the unrelated company will eventually be issued for consideration. The Company is in the process of negotiating the number of shares to be issued. Subsequent to the period end, the Company advanced a further $39,653. This investment will be accounted for at cost.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2001 (Amended)

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.) Recent Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2001 (Amended)

(Unaudited)

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

a.) Warrants

Each warrant outstanding is exercisable to one common share at an exercise price of $1 per warrant until December 31, 2002.

A summary of the status of the Company's warrants as of March 31, 2001 and changes during the three months ending March 31, 2001 are presented below:

Weighted

Average

Exercise

Warrants Price

Outstanding and exercisable,

March 31, 2001 1,000,000 $ 1.00

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 (Amended)

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

a.) Warrants (Continued)

The warrants outstanding at period end were issued to a party related by virtue of being a shareholder in conjunction with the 1,000,000 common shares issued on December 31, 2000. The warrants that are vested at March 31, 2001 are summarized as follows:

Outstanding Weighted Exercisable

Number Weighted Average Number Weighted

Outstanding Average Remaining Exercisable Average

at Exercise Contractual at Exercise

Exercise Price 03/31/01 Price Life 03/31/01 Price

Range $1.00 1,000,000 $1.00 1.75 years 1,000,000 $1.00

1,000,000 $1.00 1,000,000 $1.00

b.) Options

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

A summary of the status of the Company's options issued as of December 31, 2000 and changes during the three months ending March 31, 2001 are presented below:

Weighted Weighted

Average Average

Exercise Grant Date

Options Price Fair Value

Outstanding, December 31, 2000 840,000 0.010 0.03

Granted -- -- --

Expired/Cancelled -- -- --

Exercised -- -- --

Outstanding, March 31, 2001 840,000 $ 0.10 $ 0.030

Exercisable, March 31, 2001 420,000 $ 0.10 $ 0.030

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 (Amended)

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b.) Options (continued)

The options to employees, directors and officers that are vested at March 31, 2001 are summarized as follows:

Outstanding Weighted Exercisable

Number Weighted Average Number Weighted

Outstanding Average Remaining Exercisable Average

at Exercise Contractual at Exercise

Exercise Price 03/31/01 Price Life 03/31/01 Price

Range $0.10 840,000 $0.10 6.75 years 420,000 $0.10

840,000 $0.10 420,000 $0.10

No compensation expense has been recorded for the options issued to employees, directors and officers. There are no expected dividends.

During the period, no market existed for the shares.

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

A summary of the status of the Company's options issued to consultants as of December 31, 2000 and changes during the three months ending March 31, 2001 are presented below:

Weighted Weighted

Average Average

Exercise Grant Date

Options Price Fair Value

Outstanding, December 31, 2000 850,000 $ 0.019 $ 0.029

Granted -- -- --

Expired/Cancelled -- -- --

Exercised -- -- --

Outstanding, March 31, 2001 850,000 $ 0.19 $ 0.029

Exercisable, March 31, 2001 425,000 $ 0.19 $ 0.029

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 (Amended)

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b.) Options (continued)

The options to consultants that are vested at March 31, 2001 are summarized as follows:

Outstanding Weighted Exercisable

Number Weighted Average Number Weighted

Outstanding Average Remaining Exercisable Average

at Exercise Contractual at Exercise

Exercise Price 03/31/01 Price Life 03/31/01 Price

Range $0.10 650,000 $0.10 6.75 years 325,000 $0.10

Range $0.50 200,000 $0.50 3.75 years 100,000 $0.50

850,000 $0.19 425,000 $0.19

During the period, nil (2000 - 850,000) options were granted. Compensation expense of $35,000 (2000  $147,000) has been recorded for options issued to consultants based on the value attributable to these options as described above. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model using the following assumptions: The U.S. Treasury rate for the period equal to the expected life of the warrants (6.25%) was used as the risk-free interest rate. The expected life of the options is ten years since they expire on December 31, 2010. The volatility used was 1% based upon the historical price per share of shares sold. There are no expected dividends.

During the period, no market existed for the shares.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2001 (Amended)

(Unaudited)

NOTE 5  STATEMENT OF CASH FLOWS

CASH PAID FOR:

For the For the From inception

Three Month Three Month on May 7, 1999

Period Ended Period Ended through

March 31, March 31, March 31,

2001 2000 2001

Interest $ -- $ -- $ --

Income taxes $ -- $ -- $ --

NON-CASH INVESTING ACTIVITIES

Common stock issued for investment $ -- $ 331,948 $ 922,573

NON-CASH FINANCING ACTIVITIES

Common stock issued for note receivable $ -- $ -- $ 34,375

Common stock issued for services $ -- $ -- $ 298,241

Services contributed by officers of the Company $ 40,000 $ 40,000 $ 294,000

Compensation expense on issuance of options $ 35,000 $ -- $ 182,000