Form 10QSB
period 2001-06-30
CARMINA TECHNOLOGIES INC
filed 2001-08-21
CIK 1115054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2001

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

Common stock, No par value  21,502,300 shares as of August 8, 2001

Index

Carmina Technologies Inc. and Subsidiaries

Part I. Financial Information

Item 1. Interim financial statements (unaudited)

- Consolidated interim balance sheets  June 30, 2001

- Consolidated interim statements of income  three and six months ended June 30, 2001 and 2000

- Consolidated interim statements of cash flow  three and six months ended June 30, 2001 and 2000

- Notes to consolidated interim financial statements  June 30, 2001

Item 2. Management's Plan of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1.  Interim Financial Statements

The following consolidated interim financial statements are filed as part of this report:

The Consolidated Interim Financial Statements of the Company for the three and six months ended June 30, 2001 have been reviewed by BDO Dunwoody LLP, chartered accountants.

Item 2.  Management's Plan of Operation

During the second quarter of 2001 management of Carmina Technologies continued their discussions with Application Service Providers (ASP) with a view to acquiring all or part ownership and initiated discussions with a private owned ASP with a view to setting up a new ASP to be owned jointly by Carmina and the private company.

Development of the GateCommander internet appliance and related products proceeded on schedule during the first two quarters. Discussions with potential marketers are continuing.

During the next twelve months the Company plans to complete development of its GC2000 server appliances designed for specific applications and to set up a new ASP as a joint venture. The controlling shareholders of the Company have indicated that the cash requirements for these projects and the acquisition of a part ownership in another ASP will be provided through the exercise of warrants and options which they hold. No purchase of plant or significant equipment nor changes in the number of employees is anticipated in the next twelve months.

Part II. Other Information

Item 6.  Exhibits and Reports on form 8-K

(a) No Exhibits

(b) The Company filed a report on Form 8-K January 29, 2001 related to change in certifying accountants. The Company filed a report on Form 8-KA on March 23, 2001 related to change in certifying accountants.

Carmina Technologies Inc. 10-QSB (June 30, 2001)

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carmina Technologies, Inc. (Registrant)

Dated: August 17, 2001 By /s/ John M. Alston, President

Exhibit 1

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2001 and June 30, 2000

C O N T E N T S

Consolidated Interim Balance Sheets 3

Consolidated Interim Statements of Operations 4

Consolidated Interim Statements of Comprehensive Loss 5

Consolidated Interim Statements of Stockholders' Equity (Deficit) 6

Consolidated Interim Statements of Cash Flows 7

Notes to the Consolidated Interim Financial Statements 8 - 14

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Balance Sheet

(Unaudited)
	June 30, 2001	December 31, 2000
CURRENT ASSETS
Cash	$2,812	$2,796
Accounts receivable	47
Tax refund receivable	7,545	8,805

Total Current Assets	10,404	11,601

OTHER ASSETS
Due from related party (Note 1 (b))		16,257
Advances (Note 1 (c))	200,462	26,664
Marketable securities (Note 1 (a))	125,441	594,835
Securities receivable		20,204

Total Other Assets	325,903	657,960

PROPERTY AND EQUIPMENT	1,957	2,051

TOTAL ASSETS	$338,264	$671,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$78,528	$32,424
Due to related party (Note 1 (b))	312,796	73,412
Accrued expenses	2,500	4,500

Total Current Liabilities	393,824	110,336

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 40,000,000 shares authorized no par value, 21,502,300 shares and 20,502,300 issued and outstanding respectively	1,867,232	1,092,232
1,000,000 shares to be issued		625,000
Cumulative translation adjustment	(18,939)	(17,722)
Deficit accumulated during the development stage	(1,903,853)	(1,138,234)

Total Stockholders' Equity (Deficit)	(55,560)	561,276

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY (DEFICIT)	$338,264	$671,612

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Operations

(Unaudited)
	For the Three Months Ended June 30		For the Six Months Ended June 30		From Inception on May 7, 99 through June 30, 2001
	2001	2000	2001	2000
REVENUES	$--	$--	$--	$--	$2,136

COST OF GOODS SOLD					1,942

GROSS PROFIT					194

EXPENSES

General and administrative	61,201	10,314	122,974	15,882	215,118
Depreciation expense	92		92		300
Research and development	31,896	31,920	45,058	37,698	105,877
Consulting fees	9,796		27,972		181,649
Management fees (Note 4)	40,000	76,198	80,000	153,386	677,108

Total Expenses	142,985	118,432	276,096	206,966	1,180,052

LOSS FROM OPERATIONS	(142,985)	(118,432)	(276,096)	(206,966)	(1,179,858)

OTHER INCOME (EXPENSE)

(Loss) on investment in affiliate		(1,284)		(2,569)	(12,972)
(Loss) on sale of investments		(43,509)		(40,344)	(92,061)
Gain on sale of investments					3,006
Unrealized gain (loss) on investments	29,250	(100,666)	(489,375)	(124,333)	(622,024)
Interest income	3		3		293
Interest expense	(151)		(151)		(237)

Total Other Income (Expense)	29,102	(145,459)	(489,523)	(167,246)	(723,995)

NET LOSS	$(113,883)	$(263,891)	(765,619)	$(374,212)	$(1,903,853)

BASIC AND DILUTED LOSS PER SHARE	$(0.005)	$(0.014)	$(0.036)	$(0.020)
WEIGHTED AVERAGE # NUMBER
OF SHARES OUTSTANDING	21,502,300	18,523,267	21,502,300	18,523,267

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Comprehensive Loss

(Unaudited)
	For the Three Months Ended June 30		For the Six Months Ended June 30		From Inception on May 7, 1999 through June 30, 2001
	2001	2000	2001	2000
NET LOSS	$(113,883)	$(263,891)	$(765,619)	$(374,212)	$(1,903,853)

OTHER COMPREHENSIVE LOSS
Cumulative translation adjustment	(2,718)		(1,217)		(18,939)

COMPREHENSIVE LOSS	$(116,601)	$(263,891)	$(766,836)	$(374,212)	$(1,922,792)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Equity (Deficit)

(Unaudited)
	Common Stock Shares Amount		Deficit Accumulated During the Development Stage	Cumulative Translation Adjustment
Balance, December 31, 1999	9,300,000	$407,406	$(413,230)	$--

Subscriptions for cash at $0.03 per share on February 8, 2000	1,279,221	42,635	--	--
Subscriptions for marketable securities at $0.03 per share on February 8, 2000	1,420,779	47,353	--	--
Issued on exercise of warrants for marketable securities at $0.07 per share on February 8, 2000	4,000,000	284,595		--
	16,000,000	$781,989	$(413,230)	$--

Common stock issued in Recapitalization	4,502,300	3,243	--	--
Common stock issued at December 31, 2000 for $0.625 per share	1,000,000	625,000	--	--
Compensation expense on options issued to consultants (Note 3 (b))	--	147,000	--	--
Services contributed by officers of the Company (Note 4)		160,000	--	--
Cumulative translation adjustment				(17,722)
Net loss for the twelve months ended December 31, 2000	--	--	(725,004)	--
Balance at December 31, 2000	21,502,300	$1,717,232	$(1,138,234)	$(17,722)

Services contributed by officers of the Company (Note 4)		80,000	--	--
Compensation expense on options issued to consultants (Note 3 (b))		70,000	--	--
Cumulative translation adjustment				(1,217)
Net loss for the six months ended June 30, 2001			(765,619)	--

Balance at June 30, 2001	21,502,300	$1,867,232	$(1,903,853)	$(18,939)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows

(Unaudited)
	For the Six Months Ended June 30,		From Inception on May 7, 1999 through June 30, 2001
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(765,619)	$(374,212)	$(1,903,853)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	92		300
Stock issued for services			298,241
Services contributed by officers (Note 4)	80,000	80,000	334,000
Loss on sale of investments			89,055
Unrealized (gain) loss on securities	488,419	64,308	621,068
Decrease in value of equity investment	--	2,569	13,000
Compensation expense through	70,000		217,000
Sale of marketable securities		131,866	78,840
Purchase of marketable securities		(302,745)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,213	(11,264)	(7,592)
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	44,104	39,094	81,028

Net Cash Used by Operating Activities	(81,791)	(370,384)	(178,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party (Note 1 (b))	16,257		18,118
Advances (Note 1 (c))	(173,798)		(200,462)
Purchase of property and equipment		(2,600)	(2,259)
Purchase of long-term investment			(13,000)
Recapitalization		374,584	3,243

Net Cash Used by Investing Activities	(157,541)	371,984	(194,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party (Note 1 (b))	239,348		318,285
Issuance of common stock for cash			57,800

Net Cash Provided by Financing Activities	239,348		376,085

NET INCREASE (DECREASE) IN CASH	16	1,600	2,812

CASH AT BEGINNING OF PERIOD	2,796	3,417	--

CASH AT END OF PERIOD	$2,812	$5,017	$2,812

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2001

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

a.) Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at June 30, 2001. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. The fair value of Qnetix, Inc. marketable securities at June 30, 2001 was $24,191.

The Company also held 225,000 common shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at June 30, 2001. The fair value of Power Interactive Media Inc. marketable securities at June 30, 2001 was $101,250.

Because the Company's marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment

b.) Due from (to) Related Party

Amounts are due from (to) a party related by virtue of being a shareholder of the Company. These amounts are unsecured, non-interest bearing with no terms of repayment.

c.) Advances

Advances are to an unrelated company for which shares of the unrelated company will eventually be issued for consideration. The Company is in the process of negotiating the number of shares to be issued. During the six month period ended June 30, 2001 the Company has advanced $173,798. Subsequent to the period end, the Company advanced a further $8,136. This investment will be accounted for at cost.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2001

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2001

(Unaudited)

NOTE 2 - GOING CONCERN

The Company's consolidated interim financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to continue in the development and marketing of its Linux based GateCommander server appliance, GateCommander Scout and its Smart-Home technology. Additionally, the Company intends to market support services for these products and to act as a reseller for other products which it feels are complimentary to the Company's goals. Management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (2) the use of stock options to pay for employee compensation and marketing services. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - WARRANTS AND OPTIONS

a.) Warrants

Each warrant outstanding is exercisable for one common share, at an exercise price of $1 per warrant until

December 31, 2002.

A summary of the status of the Company's warrants as of December 31, 2001 and changes during the six months ending June 30, 2001 are presented below:

	Warrants	Weighted Average Exercise Price
Outstanding and exercisable at June 30, 2001	1,000,000	$1.00

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2001

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

a.) Warrants (continued)

The warrants outstanding at period end were issued to a party related by virtue of being a shareholder in conjunction with the 1,000,000 common shares issued on December 31, 2000. The warrants that are vested at June 30, 2001 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at June 30, 2001	Weighted Average Exercise Price		Number Exercisable at June 30,	Weighted Average Exercise Price
Range - $1.00	1,000,000	$1.00	1.5 years	1,000,000	$1.00
	1,000,000	$1.00		1,000,000	$1.00

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

A summary of the status of the Company's options issued as of December 31, 2000 and changes during the six months ending June 30, 2001 are presented below:
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2000	840,000	$0.10	$0.03
Granted	--	--	--
Expired/Cancelled			--
Exercised	--	--	--
Outstanding, June 30, 2001	840,000	0.10	0.03
Exercisable, June 30, 2001	420,000	$0.10	$0.03

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2001

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b.) Options (continued)

The options to employees, directors and officers that are vested at June 30, 2001 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at June 30, 2001	Weighted Average Exercise Price		Number Exercisable at June 30, 2001	Weighted Average Exercise Price
Range - $0.10	840,000	$0.10	6.5 years	420,000	$0.10
	840,000	$0.10		420,000	$0.10

No compensation expense has been recorded for the options issued to employees, directors and officers. There are no expected dividends.

During the period, no market existed for the shares.

Consultants

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to record compensation costs for the Company's stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123. A summary of the status of the Company's options issued to consultants as of December 31, 2000 and changes during the six months ending June 30, 2001 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2000	850,000	$0.190	$0.029
Granted
Expired/Cancelled
Exercised
Outstanding at June 30, 2001	850,000	$0.190	$0.029
Exercisable, June 30, 2001	425,000	$0.190	$0.029

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2001

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b.) Options (continued)

The options to consultants that are vested at June 30, 2001 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at June 30, 2001	Weighted Average Exercise Price		Number Exercisable at June 30, 2001	Weighted Average Exercise Price
Range - $0.10	650,000	$0.10	6.5 years	325,000	$0.10
Range - $0.50	200,000	0.50	3.5 years	100,000	0.50
	850,000	$0.19		425,000	$0.19

During the period, nil (2000 - 850,000) options were granted. Compensation expense of $70,000 (2000  $147,000) has been recorded for options issued to consultants based on the value attributable to these options as described above. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model using the following assumptions: The U.S. Treasury rate for the period equal to the expected life of the warrants (6.25%) was used as the risk-free interest rate. The expected life of the options is ten years since they expire on December 31, 2010. The volatility used was 1% based upon the historical price per share of shares sold. There are no expected dividends

During the period, no market existed for the shares.

NOTE 4 - MANAGEMENT FEES

The Company has four officers which contribute about one half of their time to the Company. The value of their services is estimated at $40,000 per year for each officer. For the six months ended June 30, 2001 the Company has expensed $80,000 as management fees and showed the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2001

(Unaudited)

NOTE 5  STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30			For the Six Months Ended June 30			From Inception on May 7, 1999 through June 30, 2001
	2001	2000		2001	2000
CASH PAID FOR:
Interest	$151	--		$151	--		$237
Income taxes	$--	--		$--	--	$

NON-CASH INVESTING ACTIVITIES
Common stock issued for investment	$--	--		$--	331,948		$922,573

NON-CASH FINANCING ACTIVITIES
Common stock issued for note	$--	--	$				$34,375
Common stock issued for services	$--	--		$--	--		$298,241
Services contributed by officers of the Company	$40,000	40,000		$80,000	80,000		$334,000
Compensation expense on options issued to consultants	$35,000			$70,000			$217,000

-----------------------------------------------------------------------------------