Form 10QSB
period 2001-09-30
CARMINA TECHNOLOGIES INC
filed 2001-11-14
CIK 1115054

U.S. SECURITIES AND EXCHANGE COMMISSION

WSHINGTON, D.C. 20549

NT 10-QSB on FORM 12b-25

Commission File Number: 0-30685

NOTIFICATION OF LATE FILING

[x] Form 10-QSB

For Period Ended: September 30, 2001

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

Part 1  Registrant Information

Full name of registrant: Carmina Technologies Inc.

Former name if applicable: N/A

Address of principal executive office (street and number): 810-540 5th Avenue SW,

City, Province and Postal Code: Calgary, Alberta, T2P 0M2

Part II  Rules 12b-25 (b) and (c)

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

Part III  Narrative

State below in reasonable detail the reasons why Form 10-K and Form 10-KSB, 11-K, 20-F, 10-Q and Form 10-QSB, N-SAR or the transition report or portion thereof could not be filed within the time period.

The Registrant's Annual Report on Form 10-QSB for the fiscal period ended September 30, 2001 could not be filed within the prescribed time period because the financial statements could not be prepared in time for the Company's independent auditors to complete their work, which work could not have been completed without unreasonable effort and expense.

Part IV  Other Information

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

Date: November 14, 2001 By _/s/ Glen R. Alston_________

Glen R. Alston, Treasurer and Chief Financial Officer

Exhibits

Accountants' statement required by Rule 12b-25(c)