Form 10QSB
period 2001-09-30
CARMINA TECHNOLOGIES INC
filed 2001-11-20
CIK 1115054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001

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

Common stock, No par value  21,502,300 shares as of November 19, 2001

Index

Carmina Technologies Inc. and Subsidiaries

Part I. Financial Information

Item 1. Interim financial statements

Item 2. Management's Plan of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1.  Interim Financial Statements

The following consolidated interim financial statements for the three and nine months ended September 30, 2001 are filed as part of this report:

- Consolidated balance sheets  September 30, 2001(unaudited) & December 31, 2000

- Consolidated interim statements of income (unaudited)  three & nine months ended Sept. 30, 2001/2000 from inception on May 7, 1999 through Sept. 30, 2001

- Consolidated interim statements of comprehensive loss (unaudited)  three & nine months ended Sept. 30, 2001/2000 from inception on May 7, 1999 through Sept.30, 2001 - Consolidated interim statement of stockholders' equity (deficit) (unaudited)  nine months ended Sept. 30, 2001

- Consolidated interim statements of cash flow (unaudited)  nine months ended Sept. 30, 2001/2000 from inception on May 7, 1999 through Sept. 30, 2001

- Notes to consolidated interim financial statements (unaudited)  September 30, 2001

Item 2.  Management's Plan of Operation

During the third quarter of 2001 development of the Company's Gate Commander Internet appliance reached the stage where the development of related products designed for specific applications of the technology can proceed. To date two potential customers for specific applications have been identified. Discussions with potential marketers are continuing.

The Company has entered into an agreement with Libaric Inspection Technologies Inc. to acquire up to a 40% interest in Assured Performance Monitoring Inc. (APM), which has acquired and intends to expand Libaric's Pest Assure pest control business and develop the technology for other applications. These applications will be primarily orientated towards field services for which it is critical to monitor and confirm execution for financial, liability or regulatory reasons. The technology will provide clients with a comprehensive program covering planning/scheduling, execution, monitoring, proof of delivery and reporting on the delivery of their services. With the current heightened awareness of the need for security, APM is experiencing a receptive market for its services. The Company has the right to increase its interest in APM by purchasing additional equity.

During the next twelve months the Company plans to complete development of its GC2000 server appliances designed for specific applications and to build the business of APM. Management shareholder who control options and warrants of the Company have made oral representations that they will exercise sufficient warrants and options to provide cash required for these projects. Additional capital may also be raised through the sale of common stock. No purchase of plant or significant equipment nor changes in the number of employees is anticipated in the next twelve months.

Part II. Other Information

Item 6.  Exhibits and Reports on form 8-K

(a) No Exhibits

(b) Form 8-K - n/a

Carmina Technologies Inc. 10-QSB (November 1, 2001)

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carmina Technologies, Inc. (Registrant)

Dated: November 19, 2001 By /s/ John M. Alston, President By /s/ Glen R. Alston, Chief Financial Officer

Exhibit 1

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2001

C O N T E N T S

Consolidated Balance Sheets 3

Consolidated Interim Statements of Operations 4

Consolidated Interim Statements of Comprehensive Loss 5

Consolidated Interim Statements of Stockholders' Equity (Deficit) 6

Consolidated Interim Statements of Cash Flows 7

Notes to the Consolidated Interim Financial Statements 8 - 14

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Balance Sheet
	September 30, 2001 (unaudited)	December 31, 2000
CURRENT ASSETS
Cash	$3,362	$2,796
Accounts receivable	45
Tax refund receivable	7,514	8,805

Total Current Assets	10,921	11,601

OTHER ASSETS
Due from related party (Note 1 (b))	--	16,257
Investment in shares (Note 1 (d))	31,676
Advances (Note 1 (c))	215,394	26,664
Marketable securities (Note 1 (a))	60,936	594,835
Securities receivable	--	20,204

Total Other Assets	308,006	657,960

PROPERTY AND EQUIPMENT	1,910	2,051

TOTAL ASSETS	$320,837	$671,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$67,689	$32,424
Due to related party (Note 1 (b))	386,319	73,412
Accrued expenses	2,500	4,500

Total Current Liabilities	456,508	110,336

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 40,000,000 shares authorized no par value, 21,502,300 shares and 20,502,300 issued and outstanding respectively	1,939,232	1,092,232
1,000,000 shares to be issued		625,000
Cumulative translation adjustment	(13,006)	(17,722)
Deficit accumulated during the development stage	(2,061,897)	(1,138,234)

Total Stockholders' Equity (Deficit)	(135,671)	561,276

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY (DEFICIT)	$320,837	$671,612

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Operations

(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on May 7, 99 through September 30, 2001
	2001	2000	2001	2000
REVENUES	$--	$--	$--	$--	$2,136

COST OF GOODS SOLD					1,942

GROSS PROFIT					194

EXPENSES

General and administrative	48,407	3,650	171,382	19,532	263,525
Depreciation expense	45		137		347
Research and development	--	9,398	45,059	47,096	105,877
Consulting fees	5,518		33,490		187,167
Management fees (Note 4)	40,000	85,242	120,000	238,628	717,108

Total Expenses	93,970	98,290	370,068	305,256	1,274,024

LOSS FROM OPERATIONS	(93,970)	(98,290)	(370,068)	(305,256)	(1,273,830)

OTHER INCOME (EXPENSE)

(Loss) on investment in affiliate	--	--	--	(2,569)	(12,972)
(Loss) on sale of investments		(48,309)		(88,653)	(92,061)
Gain on sale of investments					3,006
Unrealized gain (loss) on investments	(63,884)	35,332	(553,258)	(89,001)	(685,908)
Interest income		435	3	435	293
Interest expense	(188)		(339)		(425)

Total Other Income (Expense)	(64,072)	(12,542)	(553,594)	(179,788)	(788,067)

NET LOSS	$(158,042)	$(110,832)	$(923,662)	$(485,044)	$(2,061,897)

BASIC AND DILUTED LOSS PER SHARE	$(0.007)	$(0.006)	$(0.043)	$(0.026)
WEIGHTED AVERAGE # NUMBER
OF SHARES OUTSTANDING	21,502,300	18,523,267	21,502,300	18,523,267

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Comprehensive Loss

(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on May 7, 1999 through September 30, 2001
	2001	2000	2001	2000
NET LOSS	$(158,042)	$(110,832)	$(923,662)	$(485,044)	$(2,061,897)

OTHER COMPREHENSIVE LOSS
Cumulative translation adjustment	5,933		4,716		(13,006)

COMPREHENSIVE LOSS	$(152,109)	$(110,832)	$(918,946)	$(485,044)	$(2,074,903)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Equity (Deficit)

(Unaudited)
	Common Stock Shares Amount		Deficit Accumulated During the Development Stage	Cumulative Translation Adjustment
Balance, December 31, 2000	21,502,300	$1,717,232	$(1,138,235)	$(17,722)

Services contributed by officers of the Company (Note 4)		120,000	--	--
Compensation expense on options issued to consultants (Note 3 (b))		81,000	--	--
Compensation expense on options issued to employees, directors and officers (Note 3 (b))		21,000	--	--
Cumulative translation adjustment				4,716
Net loss for the nine months ended September 30, 2001			(923,662)	--

Balance at September 30, 2001	21,502,300	$1,939,232	$(2,061,897)	$(13,006)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows

(Unaudited)
	For the Nine Months Ended September 30,		From Inception on May 7, 1999 through September 30, 2001
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(923,662)	$(485,044)	$(2,061,897)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	137		347
Stock issued for services			298,241
Services contributed by officers (Note 4)	120,000	120,000	374,000
Loss on sale of investments		88,653	89,055
Unrealized (gain) loss on securities	554,102	69,408	686,751
Decrease in value of equity investment	--	2,569	13,000
Compensation expense through	102,000		249,000
Sale of marketable securities		77,332	78,840
Purchase of marketable securities		(302,745)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,246	(1,547)	(7,559)
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	33,265	52,474	70,189

Net Cash Used by Operating Activities	(112,912)	(378,900)	(210,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party (Note 1 (b))	16,257		--
Advances (Note 1 (c))	(188,730)		(215,394)
Investment in shares (Note 1 (d))	(31,676)		(31,676)
Purchase of property and equipment		(2,600)	(2,259)
Purchase of long-term investment			(13,000)
Recapitalization		374,584	3,243

Net Cash Used by Investing Activities	(204,149)	371,984	(259,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party (Note 1 (b))	317,627		414,681
Issuance of common stock for cash			57,800

Net Cash Provided by Financing Activities	317,627		472,481

NET INCREASE (DECREASE) IN CASH	566	(6,916)	3,362

CASH AT BEGINNING OF PERIOD	2,796	3,417	--

CASH AT END OF PERIOD	$3,362	$(3,499)	$3,362

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2001

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Carmina Technologies, Inc. (a development stage company) and its wholly-owned subsidiary Carmina Canada, Inc. (formerly Rhonda Networks, Inc.) for the year ended December 31, 2000 and notes thereto included with the Company's Annual report on Form 10-KSB, as amended. The Company follows the same accounting principles in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

a.) Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at September 30, 2001. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. The fair value of Qnetix, Inc. marketable securities at September 30, 2001 was $9,186.

The Company also held 225,000 common shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at September 30, 2001. The fair value of Power Interactive Media Inc. marketable securities at September 30, 2001 was $51,750.

Because the Company's marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment

b.) Due from (to) Related Party

Amounts are due from (to) a party related by virtue of being a shareholder of the Company. These amounts are unsecured, non-interest bearing with no terms of repayment.

c.) Advances

Advances are to an unrelated company for which shares of the unrelated company will eventually be issued for consideration. The Company is in the process of negotiating the number of shares to be issued. During the nine month period ended September 30, 2001 the Company has advanced $190,053. Subsequent to the period end, the Company has not advanced any funds. This investment will be accounted for at cost.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2001

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.) Investment in Shares

In September 2001 the Company entered into an agreement to fund and thereby acquire an initial 40% interest in Assured Performance Monitoring Inc. (APM). Upon Carmina having contributed $63,351 APM shall issue Carmina 125,000 shares of APM stock. Additional shares will be issued upon subsequent contributions up to the 40% share. The Company has the right to increase its interest in APM by purchasing additional equity. The investment will be accounted for by the equity method. As at period end the Company has invested $31,676. Operations for APM commenced in September 2001, therefore there are no profits or losses of record.

e.) Recent Accounting Pronouncements

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2001

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.) Recent Accounting Pronouncements (continued)

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We are currently reviewing the impact of SFAS 144 on the Company, if any.

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

Additionally, during the third quarter of 2001 the Company entered into an agreement with Libaric Inspection Technologies Inc. to fund and thereby acquire an initial 40% interest in Assured Performance Monitoring Inc. (APM), which has acquired and intends to expand Libaric's Pest Assure pest control business and develop other applications of the technology. These applications will provide clients with planning/scheduling, execution, monitoring, proof of delivery and reporting for service delivery primarily orientated towards field services for which it is critical to monitor and confirm execution for financial, liability or regulatory reasons. With the current heightened awareness of the need for security, APM is experiencing a receptive market for its services. The Company has the right to increase its interest in APM by purchasing additional equity. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

September 30, 2001

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS

a.) Warrants

Each warrant outstanding is exercisable for one common share, at an exercise price of $1 per warrant until

December 31, 2002.

A summary of the status of the Company's warrants as of December 31, 2001 and changes during the nine months ending September 30, 2001 are presented below:
	Warrants	Weighted Average Exercise
Outstanding and exercisable at Sept. 30,	1,000,000	$1.00

The warrants outstanding at period end were issued to a party related by virtue of being a shareholder in conjunction with the 1,000,000 common shares issued on May 11, 2001. The warrants that are vested at September 30, 2001 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at Sept. 30, 2001	Weighted Average Exercise Price		Number Exercisable at Sept. 30, 2001	Weighted Average Exercise Price
Range - $1.00	1,000,000	$1.00	1.25 years	1,000,000	$1.00
	1,000,000	$1.00		1,000,000	$1.00

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2001

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS

b.) Options (continued)

A summary of the status of the Company's options issued to employees, directors and officers as of December 31, 2000 and changes during the nine months ending September 30, 2001 are presented below:
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2000	840,000	$0.10	$0.03
Granted	400,000	0.50	0.03
Expired/Cancelled			--
Exercised	--	--	--
Outstanding, September 30, 2001	1,240,000	0.23	0.03
Exercisable, September 30, 2001	520,000	$0.18	$0.03

The options to employees, directors and officers that are vested at September 30, 2001 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at Sept. 30, 2001	Weighted Average Exercise Price		Number Exercisable at Sept. 30, 2001	Weighted Average Exercise Price
Range - $0.10	840,000	$0.10	8.42 years	420,000	$0.10
Range - $0.50	400,000	$0.50	4.50 years	100,000	$0.50
	1,240,000	$0.23		520,000	$0.18

Compensation expense of $21,000 (2000  $nil) has been recorded for options issued to directors based on their fair value. The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model using the following assumptions: The U.S. Treasury rate for the period equal to the expected life of the warrants (5.00% 10 year rate) was used as the risk-free interest rate. The volatility used was 1% based upon the historical price per share of shares sold. There are no expected dividends.

During the period, no market existed for the shares as it has not been called for trading on the NASD bulletin board.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2001

(Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b.) Options (continued)

Consultants

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to record compensation costs for the Company's stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123.

A summary of the status of the Company's options issued to consultants as of December 31, 2000 and changes during the nine months ending September 30, 2001 are presented below:
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2000	850,000	$0.19	$0.03
Granted
Expired/Cancelled
Exercised
Outstanding at September 30, 2001	850,000	$0.19	$0.03
Exercisable, September 30, 2001	425,000	$0.19	$0.03

The options to consultants that are vested at September 30, 2001 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at Sept. 30, 2001	Weighted Average Exercise Price		Number Exercisable at Sept. 30, 2001	Weighted Average Exercise Price
Range - $0.10	650,000	$0.10	8.42 years	325,000	$0.10
Range - $0.50	200,000	0.50	3.50 years	100,000	0.50
	850,000	$0.19		425,000	$0.19

During the period, nil (2000 - 850,000) options were granted. Compensation expense of $81,000 (2000  $147,000) has been recorded for options issued to consultants based on their fair value. The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model using the following assumptions: The U.S. Treasury rate for the period equal to the expected life of the warrants (5.00% 10 year rate and 3.50% five year rate) was used as the risk-free interest rate. The expected life of the options is 8.4 years as they expire on February 8, 2010. The volatility used was 1% based upon the historical price per share of shares sold. There are no expected dividends

During the period, no market existed for the shares as it has not been called for trading on the NASD bulletin board.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2001

(Unaudited)

NOTE 4 - MANAGEMENT FEES

The Company has four officers which contribute about one half of their time to the Company. The value of their services is estimated at $40,000 per year for each officer. For the nine months ended September 30, 2001 the Company has expensed $120,000 as management fees and showed the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity.

NOTE 5  STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,			From Inception on May 7, 1999 through September 30, 2001
	2001	2000
CASH PAID FOR:
Interest	$339	--		$425
Income taxes	$--	--	$
Common stock issued for investment	$--	331,948		$922,573
Common stock issued for note receivable	$--			$34,375
Common stock issued for services	$--	--		$298,241
Services contributed by officers of the	$120,000	120,000		$374,000
Compensation expense on options issued	$86,000			$233,000

NOTE 6 - SUBSEQUENT EVENT

Subsequent to the period end, officers, directors, employees and/or consultants of the Company exercised 365,000 options at $0.10 per share.

-----------------------------------------------------------------------------------