Form 10KSB
period 2001-12-31
CARMINA TECHNOLOGIES INC
filed 2002-04-17
CIK 1115054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2001 Commission file number 0-30685

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

Of the 21,917,300 shares of Common Stock of the registrant issued and outstanding as of March 20, 2002, 2,309,425 shares are held by non-affiliates. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 20, 2002, is $1,501,126 based on the value of the most recent trade on the OTC BB. The shares are quoted on the OTCBB under the symbol CARL.

Carmina Technologies Inc.

2001 Annual Report

This document includes:

  President's Message to the Shareholders                                             2

  Annual Report on Form 10-KSB                                                        3

  Financial Statements (see Word Perfect Document)                            23

  Independent Auditors' Reports                                                           25

  Notes to Financial Statements                                                             33

PRESIDENT'S MESSAGE TO SHAREHOLDERS

To Our Shareholders:

As expected, the year 2001 challenged your management. The ongoing turmoil in the technology sector of the stock market effectively shut the door on financing through issuing equity. With the support of our major shareholder, Rhonda Corporation, and careful allocation of our financial resources we were, however, able to move our business forward.

Following management's decision, taken early in the year, to seek opportunities in the application service provider (ASP) sector, our search had, by mid summer, identified a target business which we felt had significant potential for growth and, importantly, would provide an excellent fit for communications/ computing appliances based on the GateCommander 2000, a Linux (operating system) based general purpose industrial appliance which has been the focus of our development program since 1999.

In early September 2001 we signed a joint venture, financing and management agreement with the owners of Libaric Technologies Inc., in which the target business had been developed to that time. We feel this arrangement will give us a head start in the service performance monitoring sector with a hybrid ASP strategy integrating traditional and ASP business aspects. Our initial financial commitments to the venture has been completed and we have been issued 400,000 shares in Assured Performance Monitoring Inc. (APM) (www.apm-services.com resulting in APM becoming a wholly owned subsidiary. Once Libaric has fulfilled its undertakings pursuant to the terms of the agreement 600,000 shares in APM will be issuable to them. If the business develops for APM as expected we anticipate increasing our investment and equity interests. The near disaster of an incorrectly serviced transAtlantic charter flight which was forced to make a dead stick landing in the Azores, and the water contamination tragedy that occurred in Walkerton, Ontario have focused the attention of the public on the need for monitoring and accurate reporting of critical service procedures.

It is too soon to forecast the outcome of our investment in this traditional business with an ASP aspect but management is confident that our performance monitoring technology will find a ready market.

Please review carefully the Form 10-KSB provided herewith and stay in touch by visiting our website www.carminatech.com

In accordance with the Utah revised Business Corporation Act we hereby notify you that on March 20, 2002, signed consents having been received from holders of outstanding shares having more than the minimum number of votes that would be necessary to authorize or take action at a meeting at which shares entitled to vote thereon were present and voted, the shareholders of the Company passed a resolution ratifying the appointment of BDO Dunwoody LLP as independent auditors of the Company.

Sincerely yours,

/s/ John M. Alston

John M. Alston

Chairman, President and Chief Executive Officer April 16, 2002

TABLE OF CONTENTS

PART I	Page
ITEM 1. DESCRIPTION OF BUSINESS	5
ITEM 2. DESCRIPTION OF PROPERTIES	12
ITEM 3. LEGAL PROCEEDINGS	12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY	12
AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF	13
OPERATIONS
ITEM 7. FINANCIAL STATEMENTS	14
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	14
ACCOUNTING AND FINANCIAL DISCLOSURE
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER	14
AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION	15
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS	16
AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	17
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	17

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

Part I

Item 1. Description of Business.

Business Development

The Company was incorporated under the laws of the State of Utah on March 5, 1973, as Investors Equity Inc. The Company changed its name to "Carmina Technologies Inc." on January 24, 2000.

During 1999, management determined to focus on developing and marketing the products and services discussed herein, transfered all of the Company's mineral property interests to a wholly owned subsidiary and authorized distribution of all the subsidiary's shares to the Company's shareholders. On February 8, 2000 the Company acquired Rhonda Networks Inc. (recently renamed Carmina Canada Inc. and sometimes referred to hereafter as "CCI"). The acquisition of CCI was made through a stock for stock purchase exchange, thereby making CCI a wholly owned subsidiary of Company.

CCI was incorporated on May 7, 1999 under the laws of the Province of Alberta, Canada. Under the Agreement of Exchange, Carmina agreed to issue 16,000,000 shares at a deemed value of $0.05 per share on the basis of 2 shares of Carmina for each share of CCI submitted. 100% of the CCI shares were submitted for exchange. The assets of CCI at the time of acquisition were valued by the directors at $1,200,000 Canadian ($800,000 US) comprising $1,000,000 Canadian from subscriptions together with the technological knowledge and expertise contributed by Stephen Kohalmi, Director of Technology, and valued at $200,000 Canadian. At the time of acquisition the only affiliation between the parties was through Mr. John M. Alston who was the President and a director of both Carmina and CCI. See "Agreement of Exchange" at Exhibit 2.

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

In November 2000, the Company entered into discussions with the principals of TravelActive.com Marketing Inc., a private Canadian application service provider (ASP) connecting travel agents with prospective travelers identified through "hits" on TravelActive's website advertising travel opportunities and vacation packages. The discussions centered on Carmina investing in TravelActive and contributing technology and management to support TravelActive's business plan. By December 31, 2001, $213,461 had been advanced to TravelActive to assist in developing their business plan. The equity interest that the Company will receive for this investment is under negotiation. The financial position of TravelActive will be taken into account in pricing the equity interest the Company will receive. See Part II Item 6. "Management's Plan of Operation".

In December 2000, the Company sold 1,000,000 units, each unit consisting of one share of its Common Stock and one 2 year warrant to purchase an additional share exercisable at $1.00 per share, to Rhonda Corporation, which is the controlling shareholder of the Company, as full and final payment for 225,000 shares of Power Kiosks, Inc. valued at $590,625 or $2.625 per share, the closing market price December 29, 2000, and a loan in the amount of $34,375 advanced by Rhonda Corporation to Carmina. The units were valued at $625,000, the fair value of the asset received. For such offering, the Company relied upon the Regulation S Exemption and no state exemption, as Rhonda Corporation is located in Canada. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions". On March 15, 2002 the value of the 225,000 shares of Power Kiosks, Inc. declined to $31,500.

In September 2001, the Company signed a joint venture, financing and management agreement with Libaric Inspection Technologies Inc. (Libaric), Assured Performance Monitoring Inc. (APM) and Barrie Richardson (Richardson) to document and govern the incorporation of the new company, APM, the contribution of assets to it and the financing and management of it. Pursuant to the agreement Libaric agreed to contribute the intellectual property and other assets related to Libaric's business of service performance monitoring to APM, which will carry on the business previously carried on by Libaric. Richardson agreed to join the management of APM and the Company agreed to contribute equity financing totaling $200,885 by March 31, 2002 and to contribute the services of Stephen Kohalmi as Director of Technologies and CEO of APM with responsibility of company start up, set up and on-going direction of infrastructure and the technology and, subject to the Board of Directors of APM, exerting control over strategy and financial decisions. The interests in APM of Libaric and Carmina in consideration of their initial contributions shall be 600,000 shares and 400,000 shares respectively. By December 31, 2001 Carmina had contributed $87,288 and been issued 125,000 shares of APM. Carmina made its final contribution on March 28, 2002 and has received its full 400,000 shares. See "Business of the Company- Provisions of Services" below. The 600,000 shares reserved for issuance to the principals of Libaric upon closing have not been issued pending the fulfillment by Libaric of its undertakings pursuant to the terms of the agreement.

Products

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

The equipment components/peripheral equipment of the GC2000 include communications devices, modems and hubs that connect to the external network providers (telephone, wireless, satellite and Internet providers) and to the client internal network. The connection from the GC2000 will normally be an Ethernet connection to the external network supplier supporting Transmission Control Protocol/Internet Protocol (TCP/IP). The GC2000 is based on a personal computer (PC) architecture with a Linux operating system and commonly available network tools supplemented by proprietary software and services to be provided by CCI. The GC2000 differentiates itself from standard PC units through its industrial quality, adaptability to a range of environments, compact size, low power requirements and heat generation which does not require fans or heat sinks. During 2001, the Company completed the first prototype of the GC2000 Scout firewall probe and monitor designed to provide network, system and firewall monitoring capabilities for users with no need for Information Technology (IT) specialists.

Distribution Methods

The Company has completed a prototype of the GC2000 Scout firewall probe and monitor. The GC2000 Scout has been designed to provide network, system and firewall monitoring capabilities for users with no need for Information Technology (IT) specialists. Management intends to establish partners in potential resellers, systems integrators and retailers. Additionally, upon establishing business and consumer references, the Company plans to submit the GC2000 technology to popular industry product reviewers with the expectation of earning and winning product awards based on design and performance features. In the event the GC2000 becomes commercially successful, then the Company plans to distribute product and services as, or through, a full-service Application Service Provider (ASP) for clients who would prefer to rent, rather than buy, the GC2000 and/or other new products and services.

Services

In response to the major change in markets that occurred early in 2001, management decided to focus on building its ASP business. To further this objective the Company entered into an agreement with the owners of Libaric Technologies Ltd. to finance the development of Libaric's pest control inspection and monitoring business and to pursue opportunities in other fields in which their technology has application through a newly incorporated company, Assured Performance Monitoring Inc. (APM), to be jointly owned by Libaric's owners and the Company. By funding a cumulative $87,288 the Company had been issued 125,000 shares for a 100% interest in APM by December 31, 2001 and by March 28, 2002 held 400,000 shares for a 100% interest at a cumulative cost of $200,885. Accounting for APM as of December 31, 2001 is as a wholly owned subsidiary. The 600,000 shares reserved for issuance to the principals of Libaric will be issuable to them once Libaric has fulfilled its undertakings pursuant to the terms of the agreement. APM has developed the Assur Family of services which provide services centered on its proprietary software applications for the planning/scheduling, execution, monitoring, proof of delivery and reporting for services for which it is critical to monitor and confirm execution for financial, liability or regulatory reasons. The core intellectual property of APM is a suite of modules and templates for the design, implementation, operation, communication, analysis reporting and maintenance of a central server and hand-held field computers.

The base operating platform for the hand-held units is a Microsoft Windows CE/PocketPC system while the server can be any system that is supported by the Sybase database management product Sybase. APM will use LINUX based servers for its implementation of the central server in an ASP mode as it provides a superior cost-performance profile and is well suited to remote co-location and scaling up as the business grows.

The Assur Family of services provide a computer guided system for field staff including:

  Project design and detailed specification of services

  A service guide and "traveling" tutorial system

  A portable Quality Assurance and compliance recorder

  A service and Quality Performance report generator

APM Communications

The Assur family of services are delivered via hand held remote computers and require a method for communication to the central servers. APM is intended to be a global service providing access through the most efficient and cost effective communications access locally available.

The hand held units are tailored to the style of communications available. All of the access methods ultimately connect to the Internet where an encrypted access is established with the central Assur servers. Depending on the needs and the local wireless or telephone services available the hand held units will be equipped with one or more interfaces providing:

Agreements have been signed with three prospective clients which will undertake trials of APM's technology. The equipment for the first of these has been shipped and the trial is underway. The prospective clients include established companies in the food processing industry. Upon successful completion of the introductory trials the Company plans to continue with the roll out of other applications in the food processing industry and agencies responsible for public health and safety.

The Company maintains an Internet web site (www.carminatech.com), launched February 29, 2000 which contains information on the Company's products under development. APM maintains an Internet web site at www.apm-services.com.

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

There are no patents, licenses, franchises or concessions. Trademark status has been acquired for the name GateCommander. With regard to patents, the only part of the GC2000 that is proprietary is the software that links the different applications together, and the Company intends to apply for such patents, copyrights and licenses as deemed advisable. Carmina believes that it will have a competitive margin over other companies by being among the first to get its product to market. Similarly, the ASP (applications) feature is a separate component which will utilize the GC2000 as the security device when users access the applications. While the Company intends to offer services to manage and monitor the applications in the GC2000, it will not be able to isolate itself from competitors in this regard, but expects to differentiate itself from competitors through well-managed marketing campaigns.

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

The ASP business being developed through APM will provide services customized for clients. Currently, trials have been launched for two prospective customers. Success of this business will depend on the Company's ability to meet customers' needs and expectations. There is no reasonable way to predict the competitive position of the Company in these endeavors; however, Carmina, having virtually no assets or cash reserves, will no doubt be at a competitive disadvantage in competing with entities that are already publicly traded, have significant cash resources and have operating histories when compared with the complete lack of any substantive operations by the Company.

No government approval is needed for the Company's major products and services aside from the normal appliance safety approvals. Since the products are assembled from previously approved components, licensing is not a factor.

The Company does not believe that existing or probable governmental regulations will affect its business, nor is it aware of any environmental laws that apply.

Research and Development

Research and development activity expenditures in the last three fiscal years amounted to $104,716. (See Exhibit 1, "Consolidated Financial Statements for December 31, 2001".) Also, consulting fees noted in the financial statements should be attributable to research and development. The cash requirements of the Company for ASP development are estimated to approximate $175,000. Part I Item 1 "Need for Outside Financing" below.

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

Auditors' Statement as to a "Going Concern". The Auditors' certificate states that there is substantial doubt abut the Company's ability to continue as a going concern. Since the certificate's statement also reflects the Company's significant lack of assets and revenues, it is evident that the financial condition of the Company has been, and is, dependent upon the shareholders for operating capital, and that absent additional financing arrangements, the company may never achieve its goal of bringing a product or service to market and becoming a viable company.

Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue in either of its two most recent fiscal years or subsequently. Nor will the Company receive any revenues until it completes development of its principal product and begins sales of that product to the public. The Company can provide no assurance that sales of the product will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

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

Ability to Hire and Retain Qualified Personnel. Due to the high demand for personnel trained in the Internet field and the competitive nature of the hiring of these personnel the Company may not have the ability to hire and retain as staff or consultants sufficient qualified personnel to meet the demands of the company, preventing the company from getting its products to the market in a timely manner resulting in a negative impact on cash flows and revenues.

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

Market for Common Stock. Prior to December 5, 2001 there was no "established public market" for the Company's common stock. (See Caption, "Risks of Penny Stocks" below.) Since December 5, 2001 the Company's common stock has been quoted on the Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTCBB"). (See Item 5. Market for Common Equity and Related Stockholder Matters). Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

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

Item 4. Submission of Matter to a Vote of Security Holders.

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies on otherwise, during the fourth quarter ended December 31, 2001 covered by this report.

Executive Officers of the Registrant

The executive officers of the Company are listed below.

Name	Age	Position with the Company and business experience within the last five years

John M. Alston	74

Chairman, President and Chief Executive Officer of the Company since February 2000; President of the Company since May 1999 to February 2000; prior thereto Chairman and Chief Executive Officer of Rhonda Mining Corporation

Glen R. Alston	45

Treasurer and Chief Financial Officer of the Company since February 2000; President, Secretary Treasurer and Chief Operating Officer of Rhonda Corporation; November 1998 to present; Corporate Secretary Rhonda Mining Corporation October 1995 to November 1998.

Robert d'Artois	56	Vice President of the Company since February 2000; prior thereto self employed marketing consultant.
Stephen Kohalmi	48	Director of Technology of the Company since May 1999; prior thereto self employed technology consultant.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information:

Prior to December 5, 2001, there was no public trading market for the Company's common stock. Since December 5, 2001 the Company's common stock has been quoted on the OTC Bulletin Board. During the period the stock was quoted the low bid was $0.3125 and the high bid $0.75 as provided by the NASD. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

As of March 20, 2002, there are warrants outstanding to purchase 1,000,000 shares of common stock and options outstanding to purchase 1,725,000 shares of common stock of which 972,500 are currently exercisable.

As of March 20, 2002, there are 1,049,283 shares outstanding that could be sold pursuant to Rule 144 under the Securities Act. The registrant had not agreed to register any shares under the Securities Act for sale by securities holders and no common equity is being, or proposed to be, publicly offered by the Company.

(b) As of March 20, 2002, the Company had approximately 400 shareholders of record of its 21,917,300 outstanding shares of Common Stock.

(c) The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Plan of Operation

During 2002 the Company plans to focus on rolling out applications of APM's technology to industry and governmental regulatory bodies in the public health and safety field. Industries such as transport and food processing that are subject to regulatory reporting requirements will be targeted. Opportunities to incorporate customized appliances based on the GC2000 platform, developed in 2001, as a key component of APM's services will be developed.

With the downturn in the High Tech sector of the economy and stock market valuations it is clear to management that an ambitious marketing program for the GC2000 appliance is not warranted during the next 12 months. As a result our resources will be focused on the development of APM's ASP business. The tentative minimum budget for the next 12 months is, in order of priority:

1.	Investment in APM (supplying call center, central servers and marketing)	$175,000
2.	Overhead	$225,000
		$400,000

All of these funds will have to be raised in the next twelve months. Management anticipates that financing of this budget can be arranged with existing shareholders and from the sale of marketable securities. Should the required financing not be forthcoming the Company would face liquidation.

Upon additional funding becoming available, the investment in APM will be increased to accelerate the expansion of its ASP business and the development of additional specialty servers in the GC2000 series will be continued and markets researched for opportunities to supply specialty appliances based on the GC2000 platform.

The Company does not anticipate making any significant purchases of plant or equipment and does not anticipate there will be any significant change is the number of employees during 2002.

The year 2002 will be challenging. The Company's ability to market it's GC2000 or to set up attendant service business is dependent on additional financing which, in the current economic climate may not be available. No forecast of commercial revenue is possible at this time.

Item 7. Financial Statements See Exhibit (a) 1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The seven directors of the Company elected at the 2001 Annual Meeting are listed in the following table. Each will continue in office until a successor has been elected.

Name and Principal Occupation or Employment	Age	First Became a Director

John M. Alston (3) President of the Company since 1999; Chairman, President and CEO since 2000; Chairman and CEO, Rhonda Corporation since 1992	74	1999
Glen R. Alston (3) Treasurer and CFO of the Company since 2000; President and CFO, Rhonda Corporation since 1998; prior to this Corporate Secretary, Rhonda Corporation	45	2000
Robert d'Artois Vice-President of the Company since 2000; Marketing Consultant 1996-2000	56	2000
Bernard Benning (4) VP Corporate Development, Bow Valley College	64	2001
Richard M. Day (4) Owner and Officer of American Registrar & Transfer Co. since 1993, Secretary of the Company 1999-2001,	59	1999
Stephen Kohalmi Director of Technology of the Company since 1999; Technology consultant 1996-1999,	48	1999
Thomas W. Whittingham (4) Retired formerly Vice President, Westcoast Petroleum; Director Rhonda Corporation,	73	2001

(1) Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.

(2) In no case was voting or investment power shared with others.

  Glen R. Alston is the son of John M. Alston.

  Member of Audit Committee

Board of Directors' Affiliations

The following affiliations exist between the Company directors.

Mr. Richard Day is the owner and Principal Officer of American Registrar & Transfer Co. which is the Company's transfer agent.

Information about the executive officers of the Company required by this item appears in Part I of this Annual Report on Form 10-KSB.

Item 10. Executive Compensation

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer. No executive officers received total compensation in excess of $100,000 during the Company's last three fiscal years (since inception):

Summary Compensation Table
Long-term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compens-ation ($) (1)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
John M. Alston, President and CEO	2001 2000 1999	0 0 0	0 0 0	40,000 40,000 23,500	0 0 0	0 160,000 0	0 0 0	0 0 0

1. Foregone salary. These amounts were not actually paid to the executive but were considered contributed capital.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning options/SARs granted during 2001 to the named executives:

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date (¼ on each of)
John M. Alston	0	0	0

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarises options and SARs exercises during 2001 and presents the value of unexercised options and SARs held by the named executives at fiscal year-end:

Name	Shares Acquired on Exercise (#)	Value Realised ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable (E)/ Unexercisable (U)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable (E)/ Unexercisable (U)
John M. Alston	80,000	42,000	0 E 80,000 U	0 E 52,000 U

Directors Compensation

Directors receive no annual compensation and do not receive compensation for attendance at Board of Directors meetings or committee meetings. All directors receive long term compensation in the form of stock options.

Delinquent Filers

To the best of the registrant's knowledge there were none during the most recent or prior fiscal years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

On March 20, 2002, there were issued and outstanding 21,917,300 shares of Common Stock.

Listed in the following table are the only beneficial owners as of March 20, 2002, of more than 5% of the Company's outstanding Common Stock. In addition, this table includes the outstanding voting securities beneficially owned by each of the executive officers listed in the Summary Compensation Table, and the number of shares owned by directors and executive officers as a group.

Amount and Nature of Beneficial Ownership
Title of Class	Name of Beneficial Owner	Currently Owned (1)		Acquirble Within 60 days (2)	Percent of Class (3)
Common	John M. Alston	13,355,000	(4)	40,000	61%
Common	Glen R. Alston	898,135		40,000	4%
Common	Robert d'Artois	530,000		40,000	3%
Common	Richard Day	250,000		120,000	2%
Common	Stephen Kohalmi	4,000,000		150,000	19%
Common	Bernard Benning	0		100,000	<1%
Common	Thomas W. Whittingham	0		100,000	<1%
Common	All Directors and Executive Officers as a Group (7 persons, including John M. Alston, Glen R. Alston, Robert d'Artois, Richard Day, Stephen Kohalmi, Bernard Benning and Thomas W. Whittingham )	19,033,135		590,000	87%

  In each case the beneficial owner has sole voting and investment power.

(2) Stock options exercisable within 60 days.

(3) Based on 21,917,300 shares of Common Stock outstanding March 20, 2002 plus stock options exercisable within 60 days.

(4) Mr. John M. Alston is President and Chairman of the Board of Directors. Mr. Alston's mailing address is 23 Cambridge Place, Calgary, Alberta, T2K 1P8. Included in the shares listed in the table are 7,000,000 shares held by Rhonda Corporation, of which Mr. Alston is the CEO and 6,050,000 shares beneficially owned by the Dorian Trust, a charitable trust of which John M. Alston's daughter, Yvonne Gillespie is the protector with power to appoint trustees and nominate beneficiaries. Mr. Alston disclaims beneficial ownership of such shares.

Item 12  Certain Relationships and Related Transactions

Mr. John M. Alston, director, is a director and Chief Executive Officer of Rhonda Corporation, which at December 31, 2001 held 7,000,000 (December 31, 2000, 6,000,000 shares) common shares of the Company and was owed $462,415 (December 31, 2000, $57,155) by the Company.

Item 13  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements included in Part II, Item 7 Carmina Technologies Inc.

Independent Auditors' Reports

Consolidated Balance Sheets as of December 31, 2001

Consolidated Statements of Operations for Years ended December 31, 2001, 2000 and from inceptions.

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Deficits as of December 31, 2001, 2000 and from inceptions.

Consolidated Statements of Cash Flows for Years ended December 31, 2001, 2000 and from inceptions.

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

(b) Reports on Form 8-K

There were none filed in the fourth quarter

Exhibit 1

CARMINA TECHNOLOGIES INC.

AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

INDEPENDENT AUDITORS= REPORT

The Board of Directors

Carmina Technologies, Inc. and Subsidiary

(A Development Stage Company)

Calgary, Canada

We have audited the accompanying consolidated balance sheets of Carmina Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive loss, stockholders= equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception (May 7, 1999) to December 31, 2001. These consolidated financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Company for the period from inception (May 7, 1999) to December 31, 1999. Such statements are included in the cumulative inception to December 31, 2001 totals of the statements of operations, comprehensive loss and cash flows and reflect a net loss of 19% of the related cumulative total. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception (May 7, 1999) to December 31, 1999 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carmina Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from inception (May 7, 1999) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company and has no operating capital which together raises substantial doubt about its ability to continue as a going concern. Management=s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Asigned@

BDO Dunwoody LLP

Chartered Accountants

March 27, 2002

Calgary, Alberta

INDEPENDENT AUDITORS= REPORT

The Board of Directors

Carmina Technologies, Inc. and Subsidiary

(A Development Stage Company)

Calgary, Canada

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders equity (deficit) and cash flows of Carmina Technologies, Inc. and Subsidiary (formerly The Americas Mining Corporation) (a development stage company) from inception on May 7, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted out audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Carmina Technologies, Inc. and Subsidiary (formerly The Americas Mining Corporation) (a development stage company) from inception on May 7, 1999 to December 31, 1999 in conformity with generally accepted accounting principles of the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company and has no operating capital which together raises substantial doubt about its ability to continue as a going concern. Management=s plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of uncertainty.

Asigned@

HJ & Associates, LLC (formerly, Jones, Jensen & Company)

Salt Lake City, Utah

April 8, 2000

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2001	December 31, 2000
CURRENT ASSETS
Cash	$16,326	$2,796
Prepaid expenses	40	--
Accounts receivable	44	--
Tax refund receivable	14,649	8,805

Total Current Assets	31,059	11,601

OTHER ASSETS
Inventory (Note 1(s))	10,661	--
Due from related party (Note 1(o))	--	16,257
Marketable securities (Note 1(j))	60,802	594,835
Securities receivable (Note 1(k))	--	20,204
Advances (Note 1(l))	213,461	26,664

Total Other Assets	284,924	657,960

PROPERTY AND EQUIPMENT	27,768	2,051

TOTAL ASSETS	$343,751	$671,612

LIABILITIES AND STOCKHOLDERS'

CURRENT LIABILITIES

Accounts payable	$68,741	$32,424
Due to related party (Note 1(o))	462,415	73,412
Accrued expenses	7,523	4,500

Total Current Liabilities	538,679	110,336

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 40,000,000 shares authorized no	2,250,982	1,092,232
1,000,000 shares to be issued	--	625,000
Cumulative translation adjustment	(12,881)	(17,722)
Deficit accumulated during the development	(2,433,029)	(1,138,234)

Total Stockholders' Equity (Deficit)	(194,928)	561,276
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$343,751	$671,612

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations
	For the year ended December 31, 2001	For the year ended December 31, 2000	From Inception on May 7, 1999 through December 31, 2001
REVENUES	$--	$--	$2,136

COST OF GOODS SOLD	--	--	1,942

GROSS PROFIT	--	--	194

EXPENSES

General and	411,335	88,002	503,479
Depreciation expense	178	208	386
Research and	44,381	52,473	105,200
Consulting fees	100,548	26,703	254,225
Management fees (Note	185,308	333,663	782,416

Total Expenses	741,750	501,049	1,645,706

LOSS FROM	(741,750)	(501,049)	(1,645,512)
OTHER INCOME

(Loss) on investment in	--	(2,541)	(12,972)
(Loss) on sale of	--	(92,061)	(92,061)
Gain on sale of	--	3,006	3,006
Unrealized (loss) on	(552,961)	(132,649)	(685,610)
Interest income	3	290	293
Interest expense	(87)		(173)

Total Other Income	(553,045)	(223,955)	(787,517)

NET LOSS	$(1,294,795)	$(725,004)	$(2,433,029)

BASIC AND DILUTED LOSS	$(0.060)	$(0.035)
WEIGHTED AVERAGE NUMBER OF	21,564,903	20,510,519

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss

	For the year ended December 31, 2001	For the year ended December 31, 2000	From Inception on May 7, 1999 through December 31, 2001

NET LOSS	$(1,294,795)	$(725,004)	$(2,433,029)

OTHER
Cumulative translation	4,841	(17,722)	(12,881)

COMPREHENSIVE	$(1,289,954)	$(742,726)	$(2,445,910)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders= Equity (Deficit)
Common Stock Shares Amount	Deficit Accumulated During the Development Stage	Cumulative Translation Adjustment
Balance, Inception on May 7, 1999	--	$--	$--	$--
Initial subscription for cash at $0.003 on July 15, 1999	4,000,000	15,165	--	--
Value attributed to $0.003 shares	--	136,483	--	--
Subscription for services at $0.03 on July 15, 1999	5,300,000	161,758	--	--
Services contributed by officers of the	--	94,000		--
Net loss from inception on May 7, 1999 through December 31,	--		(413,230)
Balance December 31, 1999	9,300,000	407,406	(413,230)	--
Subscriptions for cash at $0.03 per share on February 8,	1,279,221	42,635		--
Subscriptions for marketable securities at $0.03 per share on	1,420,779	47,353	--	--
Issued on exercise of warrants for marketable securities at	4,000,000	284,959		--
	16,000,000	781,989	(413,230)	--
Common stock issued on	4,502,300	3,243	--	--
Common stock to be issued on December 31, 2000 at	1,000,000	625,000		--
Compensation expense on options issued to consultants	--	147,000	--	--
Services contributed by officers of the		160,000		--
Cumulative translation adjustment	--	--	--	(17,722)
Net loss for the year ended December			(725,004)	--
Balance, December 31, 2000	21,502,300	1,717,232	(1,138,234)	(17,722)
Options exercised for settlement of debt	365,000	36,500	--	--
Common stock issued to consultant for services to the	50,000	31,250	--	--
Compensation expense on options issued to consultants	--	306,000	--	--
Services contributed by officers of the	--	160,000	--	--
Cumulative translation adjustment		--	--	4,841
Net loss for the year ended December			(1,294,795)	--
Balance, December 31, 2000	21,917,300	2,250,982	(2,433,029)	(12,881)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows
For the year ended December 31, 2001	For the year ended December 31, 2000	From Inception on May 7, 1999 through December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,294,795)	$(725,004)	$(2,433,029)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	178	208	386
Stock issued for services	--	--	298,241
Services contributed by officers of the	160,000	160,000	414,000
Loss on sale of investments	--	89,055	89,055
Unrealized loss	552,961	132,649	685,610
Decrease value of equity investment	--	2,541	12,972
Compensation expense through issuance of options to employees and consultants	306,000	147,000	453,000
Compensation expense through issuance of	31,250	--	31,250
Sale of marketable securities	--	78,840	78,840
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(5,888)	6,817	(14,693)
Increase (decrease) in accounts payable	39,340	12,735	76,264
Increase (decrease) in prepaid expenses	(40)	--	(40)
Increase (decrease) in inventory	(10,661)	--	(10,661)
Net Cash Used by Operating Activities	(221,655)	(95,159)	(318,805)
CASH FLOWS FROM INVESTING
Due from related party	16,257	18,118	34,375
Advances	(186,797)	(26,664)	(213,461)
Purchase of property and equipment	Purchase of	(25,904)	Purchase of	(2,259)	Purchase of	(28,163)
Purchase of long-term investment	--	--	(13,000)
Recapitalization	--	3,243	3,243
Net Cash Used by Investing Activities	(196,444)	(7,562)	(217,006)
CASH FLOWS FROM FINANCING
Due to related party	431,629	62,708	494,337
Issuance of common stock for cash	--	42,635	57,800
Net Cash Provided by Financing Activities	431,629	105,343	552,137

NET INCREASE (DECREASE) IN CASH	13,530	2,622	16,326

CASH AT BEGINNING OF PERIOD	2,796	174	--
CASH AT END OF PERIOD	$16,326	$2,796	$16,326

See accompanying summary of accounting policies and notes to the consolidated financial statements

NOTE 1 - ORGANIZATION AND HISTORY

The consolidated financial statements presented include those of Carmina Technologies, Inc. (a development stage company), its wholly owned subsidiary Carmina Canada Inc. (formerly Rhonda Networks, Inc.) and Assured Performance Monitoring, Inc. Collectively, they are referred to herein as Athe Company.@

Carmina Technologies, Inc. (Carmina) was incorporated under the laws of the State of Utah on March 5, 1973.

On February 9, 2000, the Company completed an Agreement and Plan of Reorganization whereby Carmina issued 16,000,000 shares of its common stock in exchange for all of the outstanding common stock of Carmina Canada Inc. (CCI).

The reorganization was accounted for as a recapitalization of CCI because the shareholders of CCI control the Company after the acquisition. Therefore, CCI is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Carmina. Carmina is the acquiring entity for legal purposes and CCI is the surviving entity for accounting purposes.

Prior to the reorganization, Carmina transferred all of the Company's mineral property interests to a wholly owned subsidiary, Tamco Inc. and authorized distribution of all the subsidiary's shares to the Company's shareholders. At the time of the reorganization, Carmina had minimal assets and no operations.

CCI, a wholly owned subsidiary, was incorporated under the laws of the Province of Alberta, Canada as Rhonda Networks, Inc. on May 7, 1999. In December 2000 it changed its name to Carmina Canada Inc. It was incorporated for the purpose of developing and marketing its low-cost, high-capability multipurpose Linux based GateCommander 2000, GateCommander Scout and Smart-Home networking technologies. The GateCommander 2000 technology combines firewall, virtual private networking, network and system monitoring, e-mail and domain name services, paging and fax with voice over IP, and dynamic web services. The GateCommander Scout monitors and evaluates firewalls. The Smart-Home network management system offers homeowners control over heating, air conditioning, lighting, appliance management, switches and outlets, home security and motion and fire detection zones.

The Company=s technologies are still in the development stage. None of the products or services associated with these technologies have been brought to the market or are available for marketing, other than the sale in 1999 if a voice over IP installation. Management estimates that a minimum of $400,000 will be required to cover overhead and investment in Assured Performance Monitoring Inc. (APM) (supplying call center, central services and marketing) over the next twelve months. Because of the developmental status of the technology, there can be no assurance that the technology will be brought to market in a commercially viable form.

In September 2001 the Company signed an agreement committing the Company to contribute $200,885 to acquire an envisaged initial 40% interest in APM. As at period end the Company has invested $63,351and have been issued 125,000 shares of APM stock representing 100% of the issued shares. Additional shares will be issued to the Company upon subsequent contributions up to a total of 400,000 shares. Upon the other parties to the agreement fulfilling their undertakings pursuant to the terms of the agreement they will be entitled to be issued 600,000 shares of APM stock. The Company has the right to increase its interest in APM by purchasing additional equity. APM commenced operations in September 2001.

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

a. Accounting Method

The Companys consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

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

c. Revenue Recognition

The Company recognizes revenue upon completion and delivery of its products and as earned on a straight-line basis for service contracts. Fixed fees are billed monthly with withdrawal of service after 45 days of non-payment. No vendor obligations regarding software are included in the contracts. However, substantial operations have not yet begun.

d. Principles of Consolidation

The consolidated financial statements include those of Carmina Technologies, Inc., its wholly owned subsidiary, Carmina Canada Inc. and Assured Performance Monitoring Inc. All significant intercompany accounts and transactions have been eliminated.

e. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of 1,000,000 warrants (2000 -1,000,000) and 1,775,000 (2000 - 1,690,000) options, have not been included in the calculation as their effect is anti-dilutive for the periods presented.

f. Provision for Taxes

At December 31, 2001, the Company had net operating loss carry forwards of approximately $1,747,000 (2000 - $1,006,000) that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

f. Provision for Taxes (continued)

The components of deferred taxes are as follows:
		For the year ended December 31, 2001	For the year ended December 31, 2000
DEFERRED TAX ASSET:
Unused tax losses carry forward		$630,000	$363,000
Unrealized losses		245,000	56,000
NET DEFERRED TAX ASSET		875,000	419,000
Valuation allowance		(875,000)	(419,000)
	$		$--

STATUTORY TAX RATE		34%	34%

Income taxes at statutory rate		(440,000)	(247,000)
Differential on income earned in foreign		(16,000)	(32,000)
Change in valuation allowance		456,000	279,000
		$--	$--

g. Foreign Exchange

At the transaction date, each asset and liability are translated into US dollars, the reporting currency, by using the then prevailing exchange rate each revenue and expense is translated by using a weighted average rate, with the resulting gain or loss recognized in other comprehensive income. At the year-end, the weighted average rate is used to translate the income statement. Assets and liabilities are translated into US dollars by using the year-end exchange rate and the translation gains/losses are included in other comprehensive income in the consolidated statements. The functional currency is Canadian dollars.

h. Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

i. Allowance for Doubtful Accounts

The Company's accounts receivable are shown net of an allowance for doubtful accounts of $-0- and $-0- at December 31, 2001 and December 31, 2000, respectively.

j. Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at December 31, 2001. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. The fair value of Qnetix, Inc. marketable securities at December 31, 2001 was $4,552 (2000 - $4,210). . The remaining 300,000 shares delivered in March 2001,had a value of $20,204 at December 31, 2000, net of an allowance of $109,779 for the decline in market value as estimated based on quoted market prices.

The Company also held 225,000 shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at December 31, 2001. The fair value of Power Interactive Inc. marketable securities at December 31, 2001 was $56,250 (2000 - $590,625).

Because the Company's marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment.

k. Securities Receivable

The Company purchased 750,000 shares of Qnetix, Inc.'s stock during the year ended December 31, 2000. 450,000 shares were delivered at the time of purchase to a brokerage account, and the remaining 300,000 shares were delivered March 31, 2001.

l. Advances

Included in advances is $213,461 (2000 -$26,664) to an unrelated company, for which shares of the unrelated company will eventually be issued for consideration. The Company is in the process of negotiating the number of shares to be issued. Subsequent to the period end, the Company advanced no further funds. This investment will be accounted for at cost.

m. Investment in Shares

The Company accounted for its investment in Remington Financial Corp., by the equity method of accounting under which the Company's share of the net income (loss) of the affiliate was recognized as income (loss) in the Company's statement of operations.

The affiliate was audited at October 31, 1999. At that time, the total net stockholders' equity equaled $6,586. The Company has recognized a loss on their investment in the affiliate of $2,541 for the year ended December 31, 2000 to account for the change in value of the affiliate at December 31, 2000. This reduced the investment to $nil at December 31, 2000.

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

n. Property and Equipment

Property and equipment are carried at cost less accumulated amortization. Amortization is provided for using the following methods and annual rates (one-half the normal amortization is provided for in the year of acquisition):

Furniture and fixtures - 20% declining

o. Due from (to) Related Party

Amounts are due from (to) Rhonda Corporation, a party related by virtue of being the controlling shareholder of the Company. These amounts are unsecured, non-interest bearing with no terms of repayment.

p. Warranty Costs

The Company does not offer any warranty on the product, which was sold in 1999. Accordingly, there is no warranty cost expense or accrual.

q. Research and Development

Research costs are expensed as incurred.

r. Cost-sharing Agreement

The Company=s operations are paid for and maintained under a written cost-sharing agreement with Rhonda Corporation, a related party by virtue of being the controlling shareholder and having common management. The Company will reimburse the related party for 50% of certain administrative expenses. This level of remuneration will be reviewed every 3 months and adjusted based on the level of activity of the Company.

s. Inventory

Inventory is carried at the lower of cost and net realizable value. Inventories are license fees carried per unit for 3rd party database engines embedded into the Company's product. By it's nature, the inventory has no raw material or work-in-progress components.

t. Software Development Costs

SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use@ was issued in March 1998. SOP 98-1 requires all costs related to the development of internal use software other than those incurring during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

u. Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered in derivative contracts for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 did not materially affect the Company=s consolidated financial statements.

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

Currently, the Company has no goodwill and the adoption of SFAS 141 and SFAS 142 will have no material impact on its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently reviewing the impact of SFAS 144, if any.

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

a. Warrants

Each warrant outstanding is exercisable to one common share at an exercise price of $1 per warrant until December 31, 2002.

A summary of the status of the Company=s warrants as of December 31, 2000 and changes during the twelve months ending December 31, 2001 are presented below:

	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2001	1,000,000	$1.00

NOTE 3 - WARRANTS AND OPTIONS (Continued)

a. Warrants (continued)

The warrants outstanding at period end were issued to a party related by virtue of being a shareholder in conjunction with the 1,000,000 common shares issued on December 31, 2000.

The warrants that are vested at December 31, 2000 and December 31, 2001 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
Range - $1.00	1,000,000	$1.00	2 years	1,000,000	$1.00
December 31, 2000	1,000,000	$1.00		1,000,000	$1.00
Range - $1.00	1,000,000	$1.00	1year	1,000,000	$1.00
December 31, 2001	1,000,000	$1.00		1,000,000	$1.00

b. Stock Options

Employees, directors, and officers

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

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b. Stock Options (continued)

A summary of the status of the Company's options issued to employees, directors and officers as of December 31, 2000 and changes during the year ending December 31, 2001 are presented below:

Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, Inception, May 9, 1999	--	--	--
Granted	360,000	0.033	0.00
Outstanding, December 31, 1999	360,000	0.033	0.00
Granted	840,000	0.10	0.03
Expired/Cancelled	(360,000)	0.033	0.00
Exercised	--	--	--
Outstanding, December 31, 2000	840,000	0.10	0.03
Exercisable, December 31, 2000	210,000	$0.10	$0.03
Granted	400,000	0.50	0.31
Expired/Cancelled	--	--	--
Exercised	(240,000)	[1]	0.10	0.03
Outstanding, December 31, 2001	1,000,000	0.26	0.14
Exercisable, December 31, 2001	280,000	$0.24	$0.03

1On November 2, 2001, 240,000 options were exercised by employees in exchange for a note. The note was assumed by a related company, by virtue of being a major shareholder, to settle a portion of debt that was owed to it. As such, this new measurement date is used to record compensation of $126,000 relating to these exercised options.

The options to employees, directors and officers that are vested at December 31, 2000 and December 31, 2001 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at 12/31/01	Weighted Average Exercise Price		Number Exercisable at 12/31/01	Weighted Average Exercise Price
Range - $0.10	600,000	$0.10	5.97 years	180,000	$0.10
Range - $0.50	400,000	$0.50	4.25 years	100,000	$0.50
	1,000,000	$0.26		280,000	$0.24

NOTE 3 -WARRANTS AND OPTIONS (Continued)

b. Stock Options (continued)

In total, compensation expense of $147,000 (2000 - $nil) has been recorded for the options issued to directors and officers. The Company estimates the fair value of each stock award at the grant date by using the intrinsic value. The quoted market price of these options at the date of grant was $0.625 and the expense is recognized over the vesting term of the options.

Had full compensation cost for the Company's stock options issued to employees, directors and officers been recorded, the pro-forma income statement would have been as follows:

For the twelve month period ended December 31, 2001	For the twelve month period ended December 31, 2000
Reported net loss	$(1,294,795)	$(725,004)
Cost of compensation	(12,000)	(13,000)
Proforma net loss	$(1,306,795)	$(738,004)
Proforma loss per share, basic and diluted	$(0.061)	$(0.036)

For the proforma disclosures, fair value of the options is determined using the Black-Scholes option pricing model using the following assumptions: The US treasury rate for the period equal to the expected life of the options (5.0%) (2000  6.25%) was used as the risk-free rate. The volatility used was 1% (2000  1%) based on historical price per share of shares sold. The value is also recognized over the vesting terms of the options (3 to 9 years).

During the year ended December 31, 2000, 1,010,000 four-year incentive options exercisable at $0.035 per share were canceled with the consent of the optionees in consideration of the Company replacing them with 1,010,000 10-year incentive options exercisable at $0.10 per share. An additional 480,000 10 year incentive options exercisable at $0.10 per share and 200,000 5 year incentive options exercisable at $0.50 per share were also issued. During the period, no market existed for the shares. The 10-year incentive options vest 25% at date of grant with remainder on over the next 3 years, providing the optionee, at the time of vesting, is an employee, officer, director or consultant to the Company, and expire as to 25% on each of the 4th, 6th, 8th, and 10th anniversaries.

The 5-year incentive options vest 25% on each of the grant date and 1st, 2nd, and 3rd anniversaries, providing the optionee at the time of vesting, is a consultant to the Company, and expires on the 5th anniversary.

The Stock Option Plan allows up to 2,000,000 to be issued to directors, officers, employees and consultants of the Company. The option price shall be not less than 100% of the market value at the date of grant and the exercise periods shall not exceed 10 years from the date of grant.

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b. Stock Options (continued)

Consultants

FASB Statement 123, "Accounting for Stock-Based Compensation@ (ASFAS No. 123"), requires the Company to record compensation costs for the Company's stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123.

A summary of the status of the Company=s options issued to consultants as of December 31, 2000 and changes during the year ending December 31, 2001 are presented below:

Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, Inception, May 7, 1999	--	--	--
Granted	670,000	0.033	0.00
Expired/Cancelled	(20,000)	0.033	0.00
Outstanding, December 31, 1999	650,000	0.033	0.00
Granted	850,000	0.19	0.03
Expired/Cancelled	(650,000)	0.033	0.00
Outstanding, December 31, 2000	850,000	0.19	0.029
Exercisable, December 31, 2000	212,500	$0.19	$0.029
Granted	50,000	0.50	0.31
Expired/Cancelled	--	--	--
Exercised	(125,000)	[1]	0.10	0.03
Outstanding, December 31, 2001	775,000	$0.23	$0.050
Exercisable, December 31, 2001	312,500	$0.24	$0.029

1 Options were exercised by consultants, a related party, by virtue of being a major shareholder, has assumed the consultants' debt to settle a portion of debt that was owed to it.

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b. Stock Options (continued)

The options to consultants that are vested at December 31, 2001 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at 12/31/01	Weighted Average Exercise Price		Number Exercisable at 12/31/01	Weighted Average Exercise Price
Range - $0.10	525,000	$0.10	5.64 years	200,000	$0.10
Range - $0.50	250,000	0.50	3.93 years	112,500	0.50
	775,000	$0.23		312,500	$0.24

During the year, 50,000 (2000 - 850,000) options were granted, which vest 25% at date of grant with the remainder over the next three years. Compensation expense of $159,000 (2000 - $147,000) has been recorded for options issued to consultants based on the value attributable to these options as described above. Fair value of the options is determined using the Black-Scholes option pricing model using the following assumptions: The US treasury rate for the period equal to the expected life of the options (5.0%) (2000  6.25%) was used as the risk-free rate. The volatility used was 1% (2000  1%) based on historical price per share of shares sold. The value is also recognized over the vesting terms of the options (3 to 9 years).

NOTE 4 - COMMON STOCK

During the 4th quarter of 2001, the Company issued 50,000 shares to a consultant for extensive and significant services contributed to the President and the Company. These shares were valued at $0.625 per share based on the last market priced sale of shares. The 50,000 restricted shares were issued in December 2001.

In December 2000, the Company completed a placement of 1,000,000 units to a related company (the controlling shareholder) for consideration of $590,625 in shares of a publicly traded company and a receivable of $34,375. Each unit consists of 1 share and 1 warrant. The transaction was approved by the Board of Directors to be effective as at the year-end December 31, 2000. The shares were issued from treasury subsequent to the year-end.

NOTE 5 - MANAGEMENT FEES

The Company has four officers, which contribute about one half of their time to the Company. The value of their services is estimated at $40,000 per year for each officer. For the year ended December 31, 2001 the Company expensed $160,000 as management fees and showed the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity. The balance of the management fees of $25,308 for the year ended December 31, 2001 was paid to outside parties.

NOTE 6 B SUBSEQUENT EVENTS

Subsequent to the year-end advances to Assured Performance Monitoring Inc. (APM) of $113,597 have been made for a further 275,000 shares of common stock bringing the total shares issued to 400,000.

NOTE 7 B STATEMENTS OF CASH FLOWS

CASH PAID FOR:	For the year ended December 31, 2001	For the year ended December 31, 2000	From Inception on May 7, 1999 through December 31, 2001
Interest	$--	$--	$--
Income taxes	$--	$--	$--
NON-CASH INVESTING ACTIVITIES

Common stock issued for investment	$--	$922,573	$922,573
Exchange of receivables for securities	$--	$20,204	$20,204

NON-CASH FINANCING ACTIVITIES
Common stock issued through exercise of options, related party assumed debt	$36,500	$--	$36,500
Common stock issued for note receivable	$--	$34,375	$34,375
Common stock issued for services	$31,250	$--	$313,866
Services contributed by officers of the Company	$160,000	$160,000	$414,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMINA TECHNOLOGIES INC.

By: /s/ John M. Alston

John M. Alston, Chairman, President,

Chief Executive Officer and Director

Date: April 16, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

Signature	Title	Date
/s/ John M. Alston John M. Alston	Chairman, President, Chief Executive Officer and Director	April 16, 2002
/s/ Glen R. Alston Glen R. Alston	Treasurer, Chief Financial Officer, Principal Accounting Officer and Director	April 16, 2002
/s/ Robert d'Artois Robert d'Artois	Vice President and Director	April 16, 2002
/s/ Stephen Kohalmi Stephen Kohalmi	Director of Technology and Director	April 16, 2002

* John M. Alston

* Glen R. Alston

* Robert d'Artois

* Bernard Benning

* Richard Day * A majority of the Board of Directors

* Stephen Kohalmi

* Thomas W. Whittingham

By /s/ Judith Stoeterau

Judith Stoeterau, Attorney-in-fact April 16, 2002

incorporated under the laws of the Province of Alberta, Canada, 100% owned by the Registrant, and Assured Performance Monitoring Inc., incorporated under the laws of Canada, 100% owned by Carmina Canada Inc., are the only subsidiaries of the Registrant.

Powers of Attorney

I hereby appoint Judith Stoeterau, Corporate Secretary of Carmina Technologies Inc. my Attorney-in-fact to sign the Form 10-KSB dated April 16, 2001, of Carmina Technologies Inc. on my behalf as Director and Director of Technology upon confirmation by me by telephone, telefax or e-mail that I have received and approved the draft Form 10-KSB.

April 16, 2002 ____/s/ John M. Alston

Date John M. Alston

March 26, 2002 ____/s/ Glen R. Alston

Date Glen R. Alston

March 26, 2002 ____/s/ Robert d'Artois

Date Robert d'Artois

March 25, 2002 /s/ Tom W. Whittingham

Date Tom W. Wittingham

March 28, 2002 ___/s/ Bernard Benning

Date Bernard Benning

April 16, 2002 _______/s/ Richard Day

Date Richard Day

April 16, 2002 ______/s/ Steve Kohalmi

Date Steve Kohalmi

BOARD OF DIRECTORS

JOHN M. ALSTON, B.Sc. P.Geol.

Chairman, President and Chief Executive Officer

GLEN R. ALSTON, B.Comm

Treasurer and Chief Financial Officer

ROBERT D'ARTOIS, CAAP

Vice-President

BERNARD BENNING, M.Ed., M.B.A., C.M.A., *

VP Corporate Development, Bow Valley College

RICHARD M. DAY, BS, JD, *

Owner and Officer, American Registrar and Transfer Co.

STEPHEN KOHALMI, B.Sc.

Director of Technology

THOMAS W. WHITTINGHAM, B.Sc. *

Business Consultant

* Audit Committee

OFFICERS AND KEY PERSONNEL

JOHN M. ALSTON, B.Sc. P.Geol.

Chairman, President and Chief Executive Officer

GLEN R. ALSTON, B.Comm

Treasurer and Chief Financial Officer

ROBERT D'ARTOIS, CAAP

Vice-President

STEPHEN KOHALMI, B.Sc.

Director of Technology

JUDITH A. STOETERAU, B.Sc., P.Geo.

Secretary

TRANSFER AGENT

AMERICAN REGISTRAR AND TRANSFER CO.

P.O. Box 1798

Salt Lake City, Utah 54110

AUDITORS

BDO DUNWOODY LLP

#1500, 800  6 Avenue, SW

Calgary, Alberta T2P 3G3

BANKERS

ZIONS BANK

310 South Main

Broadway Office

Salt Lake City, Utah 84101

ROYAL BANK OF CANADA

355  8 Avenue, SW

Calgary, Alberta T2P 2N5

INVESTOR CONTACT

ROBERT D'ARTOIS

Toll Free: 1-800-793-8370

Telephone: (403) 269-5369

Facsimile: (403) 261-2866

E-Mail: invest@carminatech.com

HEAD OFFICE

CARMINA TECHNOLOGIES, INC.

#810, 540-5th Avenue, SW

Calgary, Alberta T2P 0M2

Toll Free: 1-800-793-8370

Telephone: (403) 269-5369

Facsimile: (403) 261-2866

E-Mail: info@carminatech.com