Form 10QSB
period 2002-03-31
CARMINA TECHNOLOGIES INC
filed 2002-06-11
CIK 1115054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2002

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

Common stock, No par value  21,917,300 shares as of May 14, 2002

Index

Carmina Technologies Inc. and Subsidiaries

Part I. Financial Information

Item 1. Interim financial statements

Item 2. Management's Plan of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1.  Interim Financial Statements

The following consolidated interim financial statements for the three months ended March 31, 2002 are filed as part of this report:

- Consolidated balance sheets  March 31, 2002 (unaudited) & December 31, 2001

- Consolidated interim statements of operations (unaudited)  three months ended March 31, 2002 and 2001 from inception on May 7, 1999 through March 31, 2002

- Consolidated interim statements of comprehensive loss (unaudited)  three months ended March 31, 2002 and 2001 from inception on May 7, 1999 through March 31, 2002 - Consolidated interim statement of stockholders' equity (deficit) (unaudited)  from inception on May 7, 1999 through March 31, 2002

- Consolidated interim statements of cash flows (unaudited)  three months ended March 31, 2002 and 2001 from inception on May 7, 1999 through March 31, 2002

- Notes to consolidated interim financial statements (unaudited)  March 31, 2002

Item 2.  Management's Plan of Operation

During the first quarter of 2002 the Company focused on building the business of Assured Performance Monitoring Inc. (APM), currently a wholly owned subsidiary. Our objective is to expand APM beyond its current Pest Assure pest control business into other applications in the service performance monitoring sector with a hybrid ASP strategy integrating traditional and ASP aspects. These applications will be primarily oriented towards field services for which it is critical to monitor and confirm execution for financial, liability or regulatory reasons. Currently, a number of potential customers are evaluating pilot installations custom designed for their specific requirements.

Under our September 2001 agreement with the owners of Libaric Inspection Technologies Inc., upon Libaric fulfilling its undertakings pursuant to the terms of the agreement, they will become entitled to be issued shares in APM amounting to a 60% interest. Carmina has the right to increase its interest in APM by purchasing additional equity.

During the next twelve months the Company plans to complete development of its GC2000 server appliances designed for specific applications and to build the business of APM. Management shareholders who control options and warrants of the Company have made oral representations that they will exercise sufficient warrants and options to provide cash required for these projects. Additional capital may also be raised through the sale of common stock. No purchase of plant or significant equipment nor changes in the number of employees is anticipated in the next twelve months.

Part II. Other Information

Item 6.  Exhibits and Reports on form 8-K

(a) No Exhibits

(b) Form 8-K - n/a

Carmina Technologies Inc. 10-QSB (May 14, 2002)

Signatures

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carmina Technologies, Inc.

(Registrant)

Dated: May 14, 2002                                                                                                                         By /s/ John M. Alston, President

                                                                                                                                                          By /s/ Glen R. Alston, Chief Financial Officer

Exhibit 1

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2002

C O N T E N T S

Consolidated Balance Sheets 3

Consolidated Interim Statements of Operations 4

Consolidated Interim Statements of Comprehensive Loss 5

Consolidated Interim Statements of Stockholders' Equity (Deficit) 6

Consolidated Interim Statements of Cash Flows 7

Notes to the Consolidated Interim Financial Statements 8 - 13

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2002 (unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$66,074	$16,326
Prepaid expenses	40	40
Accounts receivable	44	44
Tax refund receivable	15,331	14,649

Total Current Assets	81,489	31,059

OTHER ASSETS
Inventory (Note 1 (e))	10,661	10,661
Marketable securities (Note 1 (a ))	36,143	60,802
Advances (Note 1(c))	213,461	213,461

Total Other Assets	260,265	284,924

PROPERTY AND EQUIPMENT	38,755	27,768

TOTAL ASSETS	$380,509	$343,751

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$52,553	$68,741
Due to related party (Note 1 (b))	621,469	462,415
Accrued expenses	7,518	7,523

Total Current Liabilities	681,540	538,679

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 40,000,000 shares authorized no par value; 21,917,300 shares issued and	2,279,482	2,250,982
Cumulative translation adjustment	(12,489)	(12,881)
Deficit accumulated during the development stage	(2,568,024)	(2,433,029)

Total Stockholders' Equity (Deficit)	(301,031)	(194,928)

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY (DEFICIT)	$380,509	$343,751

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Operations

(Unaudited)

	For the three months ended March 31, 2002	For the three months ended March 31, 2001	From inception on May 7, 1999 through March 31, 2002
REVENUES	$--	$--	$2,136

COST OF GOODS SOLD			1,942

GROSS PROFIT			194

EXPENSES

General and administrative	49,572	61,773	553,051
Depreciation expense	712	--	1,098
Research and development	329	13,162	105,529
Consulting fees	17,166	18,176	271,391
Management fees (Note 5)	40,000	40,000	822,416

Total Expenses	107,779	133,111	1,753,485

LOSS FROM OPERATIONS	(107,779)	(133,111)	(1,753,291)

OTHER INCOME (EXPENSE)
(Loss) on investment in affiliate	--	--	(12,972)
(Loss) on sale of investments			(92,061)
Gain on sale of investments			3,006
Unrealized (loss) on investments	(24,656)	(518,625)	(710,266)
Interest income		--	293
Interest expense	(2,560)	--	(2,733)

Total Other Income (Expense)	(27,216)	(518,625)	(814,733)

NET LOSS	$(134,995)	$(651,736)	$(2,568,024)

BASIC AND DILUTED LOSS PER SHARE	$(0.006)	$(0.030)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,917,300	21,502,300

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Comprehensive Loss

(Unaudited)

	For the three months ended March 31, 2002	For the three months ended March 31, 2001	From inception on May 7, 1999 through March 31, 2002
NET LOSS	$(134,995)	$(651,736)	$(2,568,024)

OTHER COMPREHENSIVE GAIN (LOSS)
Cumulative translation adjustment	392	--	(12,489)

COMPREHENSIVE LOSS	$(134,603)	$(651,736)	$(2,580,513)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Equity (Deficit)

(Unaudited)
	Common Stock Shares Amount				Deficit Accumulated During the Development Stage		Cumulative Translation Adjustment
Balance, Inception on May 7, 1999		$		$		$
Initial subscription for cash at $0.003 on July 15, 1999	4,000,000		15,165
Value attributed to $0.003 shares			136,483
Subscription for services at $0.03 on July 15, 1999	53,000,000		161,758
Services contributed by officers of the Company			94,000
Net loss from inception on May 7, 1999 through Dec. 31, 1999					(413,230)		--
Balance, December 31, 1999	9,300,000		$407,406		$(413,230)		$--
Subscriptions for cash at $0.03 per share on Feb. 8, 2000	1,279,221		42,635		--		--
Subscriptions for marketable securities at $0.03 per share on Feb. 8, 2000	1,420,779		47,353		--		--
Issued on exercise of warrants for marketable securities at $0.07 per share on Feb. 8, 2000	4,000,000		284,595				--
Balance, February 8, 2000	16,000,000		$781,989		$(413,230)		$--
Common stock issued in recapitalization	4,502,300		3,243		--		--
Common stock issued at Dec. 31, 2000 for $0.625 per share	1,000,000		625,000		--		--
Compensation expense on options issued to consultants and employees	--		147,000		--		--
Services contributed by officers of the Company			160,000		--		--
Cumulative translation adjustment							(17,722)
Net loss for the year ended December 31, 2000	--		--		(725,004)		--
Balance, December 31, 2000	21,502,300		1,717,232		(1,138,234)		(17,722)
Options exercised for settlement of debt	365,000		36,500
Common stock issued to consultant for services to the Company	50,000		31,250
Compensation expense on options issued to consultants and employees			306,000
Services contributed by officers of the Company			160,000
Cumulative translation adjustment							4,841
Net loss for the year ended December 31, 2001					(1,294,795)
Balance, December 31, 2001	21,917,300		2,250,982		(2,433,029)		(12,881)
Compensation expense on options issued to consultants and employees (Note 3 (b))			(11,500)				--
Services contributed by officers of the Company (Note 5)			40,000
Cumulative translation adjustment							392
Net loss for the three months ended March 31, 2002					(134,995)
Balance, March 31, 2002	21,917,300		2,279,482		(2,568,024)		(12,489)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows

(Unaudited)
	For the three months ended March 31,		From Inception on May 7, 1999 through March 31, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,995)	$(651,736)	$(2,568,024)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	712		1,098
Stock issued for services			298,241
Services contributed by officers (Note 5)	40,000	40,000	454,000
Loss on sale of investments		--	89,055
Unrealized (gain) loss on securities	24,656	521,304	710,266
Decrease in value of equity investment	--	--	12,972
Compensation expense through	(11,500)	35,000	441,500
Compensation expense through issuance of			31,250
Sale of marketable securities		--	78,840
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(682)	(1,566)	(15,375)
(Increase) decrease in prepaid expenses			(40)
Increase (decrease) in accounts payable	(15,822)	16,517	60,442
Increase (decrease) in inventory	--	--	(10,661)

Net Cash Used by Operating Activities	(97,631)	(40,481)	(416,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party (Note 1 (b))	--	16,257	34,375
Advances (Note 1 (c))	--	(62,152)	(213,461)
Purchase of property and equipment	(11,675)	--	(39,838)
Purchase of long-term investment			(13,000)
Recapitalization		--	3,243

Net Cash Used by Investing Activities	(11,675)	(45,895)	(228,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party (Note 1 (b))	159,054	86,995	653,391
Issuance of common stock for cash			57,800

Net Cash Provided by Financing Activities	159,054	86,995	711,191

NET INCREASE (DECREASE) IN CASH	$49,748	$619	$66,074

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2002 (Unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Carmina Technologies, Inc. (a development stage company) and its wholly-owned subsidiaries Carmina Canada, Inc. and Assured Performance Monitoring, Inc. for the year ended December 31, 2001 and notes thereto included with the Company's Annual Report on Form 10-KSB. The Company follows the same accounting principles in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

a.) Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at March 31, 2002. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. The fair value of Qnetix, Inc. marketable securities at March 31, 2002 was $13,643.

The Company also held 225,000 common shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at March 31, 2002. The fair value of Power Interactive Media Inc. marketable securities at March 31, 2002 was $22,500.

Because the Company's marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment

b.) Due from (to) Related Party

Amounts are due from (to) a party related by virtue of being the controlling shareholder of the Company. These amounts are unsecured, non-interest bearing with no terms of repayment.

c.) Advances

Advances are to an unrelated company for which shares of the unrelated company will eventually be issued for consideration. The Company is in the process of negotiating the number of shares to be issued. During the three month period ended March 31, 2002 the Company advanced no further funds. This investment will be accounted for at cost.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2002 (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. ) Inventory

Inventory is carried at the lower of cost and net realizable value. Inventories are license fees carried per unit for 3rd party database engines embedded into the Company's product. By it's nature, the inventory has no raw material or work-in-progress components.

e. Basic and Diluted Loss Per Share

The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of 1,000,000 warrants (2001 -1,000,000) and 1,775,000 (2001 - 1,690,000) options, have not been included in the calculation as their effect is anti-dilutive for the periods presented.

f.) Recent Accounting Pronouncements

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has adopted the new policies effective January 1. 2002; the adoption of the new policies did not materially impact its financial statements.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has adopted the new policy, which does not materially impact its financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2002 (Unaudited)

NOTE 2 - GOING CONCERN

The Company's consolidated interim financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to continue in the development and marketing of its Linux based GateCommander server appliance, GateCommander Scout and its Smart-Home technology. Additionally, the Company intends to market support services for these products and to act as a reseller for other products which it feels are complimentary to the Company's goals. Management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, (which management shareholders who control options and warrants of the Company have made oral representations that they will exercise sufficient warrants and options to provide cash required), the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (2) the use of stock options to pay for employee compensation and marketing services. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - WARRANTS AND OPTIONS
a.) Warrants

Each warrant outstanding is exercisable for one common share, at an exercise price of $1 per warrant until

December 31, 2002. A summary of the status of the Company's warrants as of December 31, 2001 and changes during the three months ending March 31, 2002 are presented below:
	Warrants	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2001 and March 31, 2002	1,000,000	$ 1.00

The warrants outstanding at period end were issued to a party related by virtue of being a shareholder in conjunction with the 1,000,000 common shares issued on May 11, 2001. The warrants that are vested at March 31, 2002 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at March 31, 2002	Weighted Average Exercise Price		Number Exercisable at March 31, 2002	Weighted Average Exercise Price
Range - $1.00	1,000,000	$1.00	0.75 years	1,000,000	$1.00
	1,000,000	$1.00		1,000,000	$1.00

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2002 (Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

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

A summary of the status of the Company's options issued to employees, directors and officers as of December 31, 2001 and changes during the three months ending March 31, 2002 are presented below:
	Options	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,000,000	$0.26
Granted	--	--
Expired/Cancelled
Exercised	--	--
Outstanding, March 31, 2002	1,000,000	0.26
Exercisable, March 31, 2002	540,000	$0.21

The options to employees, directors and officers that are vested at March 31, 2002 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at March 31, 2002	Weighted Average Exercise Price		Number Exercisable at March 31, 2002	Weighted Average Exercise Price
Range - $0.10	600,000	$0.10	5.72 years	390,000	$0.10
Range - $0.50	400,000	$0.50	4.00 years	150,000	$0.50
	1,000,000	$0.26		540,000	$0.21

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2002 (Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b.) Options (continued)

Compensation expense of $4,000 (2001  $nil) has been recorded for options issued to employees, directors and officers. The Company estimates the expense for each stock award at the grant date using the intrinsic value. The compensation expense is calculated on the 400,000 options granted in 2001 with an exercise price of $0.50, using the quoted market price for these options at the date of grant as $0.625. The expense is recognized over the vesting term of the options.

Consultants

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to record compensation costs for the Company's stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123.

A summary of the status of the Company's options issued to consultants as of December 31, 2001 and changes during the three months ending March 31, 2002 are presented below:
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	775,000	$0.23
Granted
Expired/Cancelled/Exercised
Outstanding at March 31, 2002	775,000	$0.23
Exercisable, March 31, 2002	525,000	$0.22

The options to consultants that are vested at March 31, 2002 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at March 31, 2002	Weighted Average Exercise Price		Number Exercisable at March 31, 2002	Weighted Average Exercise Price
Range - $0.10	525,000	$0.10	5.39 years	362,500	$0.10
Range - $0.50	250,000	0.50	3.73 years	162,500	0.50
	775,000	$0.23		525,000	$0.22

During the period, no (2001 - nil) options were granted which would vest 25% at date of grant with the remainder over the next three years. Compensation recovery of $15,500 (2001  expense of $35,000) has been recorded for options issued to consultants based on the value attributable to these options as described above.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

March 31, 2002 (Unaudited)

NOTE 4 - MANAGEMENT FEES

The Company has four officers which contribute about one half of their time to the Company. The value of their services is estimated at $40,000 per year for each officer. For the three months ended March 31, 2002 the Company has expensed $40,000 as management fees and showed the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity.

NOTE 5  STATEMENT OF CASH FLOWS
CASH PAID FOR:	For the three months ended March 31, 2002	For the three months ended March 31, 2001	From Inception on May 7, 1999 through March 31, 2002
				Interest	$--	$--	$--
Income taxes	--	--	--

NON-CASH INVESTING ACTIVITIES:
Common stock issued for investment			922,573
Exchange of receivables for securities			20,204

NON-CASH FINANCING ACTIVITIES:
Common stock issued through exercise of			36,500
Common stock issued for note receivable	--		34,375
Common stock issued for services			331,866
Services contributed by officers of the	40,000	40,000	454,000

-----------------------------------------------------------------------------------