Form 10QSB
period 2002-06-30
CARMINA TECHNOLOGIES INC
filed 2002-08-21
CIK 1115054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

ISSUER HAS NOT BEEN INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

ISSUER IS A CORPORATION

Common stock, No par value - 21,917,300 shares issued and outstanding as of July 31, 2002.

Index

Carmina Technologies Inc. and Subsidiaries

Part I. Financial Information

Item 1. Interim financial statements

Item 2. Management's Plan of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1.  Interim Financial Statements

The following consolidated interim financial statements for the three months and six months ended June 30, 2002 are filed as part of this report:

-Consolidated balance sheets  June 30, 2002 (unaudited) & December 31, 2001

-Consolidated interim statements of operations (unaudited)  three & six months ended June 30, 2002/2001 from inception on May 7, 1999 through June 30, 2002

-Consolidated interim statements of comprehensive loss (unaudited) three & six months ended June 30, 2002/2001 from inception on May 7, 1999 through June 30, 2002 -Consolidated interim statement of stockholders' equity (deficit) (unaudited)  from inception on May 7, 1999 through June 30, 2002

-Consolidated interim statements of cash flows (unaudited)  six months ended June 30, 2002/ 2001 from inception on May 7, 1999 through June 30, 2002

-Notes to consolidated interim financial statements (unaudited)  June 30, 2002

Item 2.  Management's Plan of Operation

During the second quarter of 2002 the Company continued building the business of Assured Performance Monitoring Inc. (APM) which is now a wholly owned subsidiary, and evaluating potential takeover opportunities of businesses which, if combined with ours, would offer economies of scale and meet our objective of expanding into other applications in the service performance monitoring sector. These applications, integrating traditional and ASP aspects, will be primarily oriented towards field services for which it is critical to monitor and confirm execution (for financial, liability or regulatory reasons). Currently, a number of potential customers are evaluating pilot installations custom designed for their specific requirements.

Subsequent to the end of the reporting period the Company reached a settlement with the former owners of Libaric Inspection Technologies Inc., relieving Libaric from fulfilling some of its undertakings pursuant to the terms of the September 2001 agreement setting up APM. Under the settlement the former owners will not be issued the 600,000 shares in APM called for in the September 2001 agreement and instead will be issued 20,000 Carmina shares. APM will remain a wholly owned subsidiary of the Company. The Company has agreed to issue 100,000 shares to Barrie Richardson as a signing bonus to induce him to renew his contract as Vice- President of APM and to issue a further 100,000 shares to him upon APM achieving a gross profit over a three month period. APM is expected to generate revenues of US $70,000 during the second half of 2002.

During the next twelve months the Company plans to complete development of its GC2000 server appliances designed for specific applications and to build the business of APM. Management shareholders who control options and warrants of the Company have made oral representations that they will exercise sufficient warrants and options to provide cash required for these projects estimated at $100,000. No purchase of plant or significant equipment nor changes in the number of employees is anticipated in the next twelve months.

Part II. Other Information

Item 6.  Exhibits and Reports on form 8-K

(a) Exhibits 99 - Certifications

(b) Form 8-K - n/a

Carmina Technologies Inc. 10-QSB (June 30, 2002)

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures

Carmina Technologies, Inc. (Registrant)

Dated: August 16, 2002 By /s/ John M. Alston, President By /s/ Glen R. Alston, Chief Financial Officer

Part I

Item I

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2002

C O N T E N T S

Consolidated Balance Sheets 3

Consolidated Interim Statements of Operations 4

Consolidated Interim Statements of Comprehensive Loss 5

Consolidated Interim Statements of Stockholders' Equity (Deficit) 6

Consolidated Interim Statements of Cash Flows 7

Notes to the Consolidated Interim Financial Statements 8 - 13

+

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2002 (unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$4,274	$16,326
Prepaid expenses	3,362	40
Accounts receivable	44	44
Tax refund receivable	8,336	14,649

Total Current Assets	16,016	31,059

OTHER ASSETS
Inventory (Note 1 (d))	10,661	10,661
Marketable securities (Note 1 (a))	11,814	60,802
Advances (Note 1 (c))	--	213,461

Total Other Assets	22,475	284,924

PROPERTY AND EQUIPMENT	38,822	27,768

TOTAL ASSETS	$77,313	$343,751

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$52,096	$68,741
Due to related party (Note 1 (b))	683,049	462,415
Accrued expenses	7,776	7,523

Total Current Liabilities	742,921	538,679

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 40,000,000 shares authorized no par value, 21,917,300 shares issued and outstanding	2,344,282	2,250,982
Cumulative translation adjustment	(42,536)	(12,881)
Deficit accumulated during the development stage	(2,967,354)	(2,433,029)

Total Stockholders' Equity (Deficit)	(665,608)	(194,928)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$77,313	$343,751

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Operations

(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on May 7, 99 through June 30, 2002
	2002	2001	2002	2001
REVENUES	$--	$--	$--	$--	$2,136

COST OF GOODS SOLD					1,942

GROSS PROFIT					194

EXPENSES

General and administrative	110,291	61,201	159,863	122,974	663,342
Depreciation expense	743	92	1,455	92	1,841
Research and development	(8)	31,896	321	45,058	105,521
Consulting fees	10,085	9,796	27,251	27,972	281,476
Management fees (Note 4)	40,000	40,000	80,000	80,000	862,416

Total Expenses	161,111	142,985	268,890	276,096	1,914,596

LOSS FROM OPERATIONS	(161,111)	(142,985)	(268,890)	(276,096)	(1,914,402)

OTHER INCOME (EXPENSE)

(Loss) on investment in affiliate					(12,972)
(Loss) on sale of investments					(92,061)
Gain on sale of investments					3,006
Unrealized gain (loss) on investments	(24,738)	29,250	(49,394)	(489,375)	(735,004)
Writedown of advances (Note 1c)	(213,461)		(213,461)		(213,461)
Interest income	20	3	20	3	313
Interest expense	(40)	(151)	(2,600)	(151)	(2,773)

Total Other Income (Expense)	(238,219)	29,102	(265,435)	(489,523)	(1,052,952)

NET LOSS	$(399,330)	$(113,883)	(534,325)	$(765,619)	$(2,967,354)

BASIC AND DILUTED LOSS PER SHARE	$(0.018)	$(0.005)	$(0.024)	$(0.036)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,917,300	21,502,300	21,917,300	21,502,300

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Comprehensive Loss

(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on May 7, 1999 through June 30, 2002
	2002	2001	2002	2001
NET LOSS	$(399,330)	$(113,883)	$(534,325)	$(765,619)	$(2,967,354)

OTHER COMPREHENSIVE LOSS
Cumulative translation adjustment	(30,047)	(2,718)	(29,655)	(1,217)	(42,536)

COMPREHENSIVE LOSS	$(429,377)	$(116,601)	$(563,980)	$(766,836)	$(3,009,890)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Equity (Deficit)

(Unaudited)
	Common Stock Shares Amount				Deficit Accumulated During the Development Stage		Cumulative Translation Adjustment
Balance, Inception on May 7, 1999		$		$		$
Initial subscription for cash at $0.003 on July 15, 1999	4,000,000		15,165
Value attributed to $0.003 shares			136,483
Subscription for services at $0.03 on July 15, 1999	53,000,000		161,758
Services contributed by officers of the Company			94,000
Net loss from inception on May 7, 1999 through Dec. 31, 1999					(413,230)		--
Balance, December 31, 1999	9,300,000		$407,406		$(413,230)		$--
Subscriptions for cash at $0.03 per share on Feb. 8, 2000	1,279,221		42,635		--		--
Subscriptions for marketable securities at $0.03 per share on Feb. 8, 2000	1,420,779		47,353		--		--
Issued on exercise of warrants for marketable securities at $0.07 per share on Feb. 8, 2000	4,000,000		284,595				--
Balance, February 8, 2000	16,000,000		$781,989		$(413,230)		$--
Common stock issued in recapitalization	4,502,300		3,243		--		--
Common stock issued at Dec. 31, 2000 for $0.625 per share	1,000,000		625,000		--		--
Compensation expense on options issued to consultants and employees	--		147,000		--		--
Services contributed by officers of the Company			160,000		--		--
Cumulative translation adjustment							(17,722)
Net loss for the year ended December 31, 2000	--		--		(725,004)		--
Balance, December 31, 2000	21,502,300		1,717,232		(1,138,234)		(17,722)
Options exercised for settlement of debt	365,000		36,500
Common stock issued to consultant for services to the Company	50,000		31,250
Compensation expense on options issued to consultants and employees			306,000
Services contributed by officers of the Company			160,000
Cumulative translation adjustment							4,841
Net loss for the year ended December 31, 2001					(1,294,795)
Balance, December 31, 2001	21,917,300		2,250,982		(2,433,029)		(12,881)
Compensation expense on options issued to consultants and employees (Note 3 (b))			13,300				--
Services contributed by officers of the Company (Note 5)			80,000
Cumulative translation adjustment							(29,655)
Net loss for the six months ended June 30, 2002					(534,325)
Balance, June 30, 2002	21,917,300		2,344,282		(2,967,354)		(42,536)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From Inception on May 7, 1999 through June 30, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(534,325)	$(765,619)	$(2,967,354)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,455	92	1,841
Stock issued for services			298,241
Services contributed by officers (Note 4)	80,000	80,000	494,000
Loss on sale of investments			89,055
Unrealized (gain) loss on securities	49,394	488,419	735,004
Decrease in value of equity investment			12,972
Compensation expense through issuance of options (Note 3	13,300	70,000	466,300
Compensation expense through issuance of shares			31,250
Sale of marketable securities			78,840
Changes in operating assets and liabilities:
(Increase) decrease in receivables	6,313	1,213	(8,380)
(Increase) decrease in prepaid expenses	(3,322)		(3,362)
Increase (decrease) in accounts payable & accrued expenses	(16,392)	44,104	59,872
Increase (decrease) in inventory			(10,661)

Net Cash (Used) by Operating Activities	(403,577)	(81,791)	(722,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party (Note 1 (b))		16,257	34,375
Advances (Note 1 (c))		(173,798)	(213,461)
Writedown of advances (Note 1 (c))	213,461		213,461
Purchase of property and equipment	(12,509)		(40,672)
Purchase of long-term investment			(13,000)
Recapitalization			3,243

Net Cash Provided (Used) by Investing Activities	200,952	(157,541)	(16,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party (Note 1 (b))	190,573	239,348	684,910
Issuance of common stock for cash			57,800

Net Cash Provided by Financing Activities	190,573	239,348	742,710

NET INCREASE (DECREASE) IN CASH	$(12,052)	$16	$4,274

CASH AT BEGINNING OF PERIOD	16,326	2,796

CASH AT END OF PERIOD	$4,274	$2,812	$4,274

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2002 (Unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Carmina Technologies, Inc (a development stage company) and its wholly-owned subsidiaries Carmina Canada, Inc. and Assured Performance Monitoring Inc. for the year ended December 31, 2001 and notes thereto included in the Company's Annual report on Form 10-KSB. The Company follows the same accounting principles in preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

a.) Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at June 30, 2002. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. The fair value of Qnetix, Inc. marketable securities at June 30, 2002 was $9,564.

The Company also held 225,000 common shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at June 30, 2002. The fair value of Power Interactive Media Inc. marketable securities at June 30, 2002 was $2,250.

Because the Company's marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment

b.) Due from (to) Related Party

Amounts are due from (to) a party related by virtue of being the controlling shareholder of the Company. These amounts are unsecured, non-interest bearing with no terms of repayment.

c.) Advances

Advances were to an unrelated company in the Internet travel business for which shares of the unrelated company were to be issued for consideration. Company has advanced no funds since August of 2001. In light of the lack of progress the unrelated company has experienced in developing its business management has decided to write this advance off.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2002 (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.) Inventory

Inventory is carried at the lower of cost and net realizable value. Inventories are license fees carried per unit for 3rd party database engines embedded into the Company's product. By it's nature, the inventory has no raw material or work-in-progress components.

e.) Basic and Diluted Loss Per Share

The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of 1,000,000 warrants (2001 -1,000,000) and 1,775,000 (2001 - 1,775,000) options, have not been included in the calculation as their effect is anti-dilutive for the periods presented.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has adopted the new policies effective January 1, 2002; the adoption of the new policies did not materially impact its financial statements.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2002 (Unaudited)

NOTE 2 - GOING CONCERN

The Company's consolidated interim financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to continue in the development of its Linux based GateCommander server appliance, GateCommander Scout and its Smart-Home technology and to attempt marketing them. Additionally, the Company intends to market support services for these products and to act as a reseller for other products which it feels are complementary to the Company's goals. Management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, (which management shareholders who control options and warrants of the Company have made oral representations that they will exercise sufficient warrants and options to provide cash required), the proceeds of which would be used to develop and market the existing software and related rights and (2) the use of stock options to pay for employee compensation and marketing services. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - WARRANTS AND OPTIONS

a.) Warrants

Each warrant outstanding is exercisable for one common share, at an exercise price of $1 per warrant until

December 31, 2002. A summary of the status of the Company's warrants as of December 31, 2001 and changes during the six months ending June 30, 2002 are presented below:
	Warrants	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2001 and June 30, 2002	1,000,000	$ 1.00

The warrants outstanding at period end were issued to a party related by virtue of being a shareholder in conjunction with the 1,000,000 common shares issued on May 11, 2001, pursuant to an agreement effective December 31, 2000. The warrants that are vested at June 30, 2002 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at June 30, 2002	Weighted Average Exercise		Number Exercisable at June 30, 2002	Weighted Average Exercise
Range - $1.00	1,000,000	$1.00	0.5 years	1,000,000	$1.00
	1,000,000	$1.00		1,000,000	$1.00

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2002 (Unaudited)

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

A summary of the status of the Company's options issued to employees, directors and officers as of December 31, 2001 and changes during the six months ending June 30, 2002 are presented below:
	Options	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,000,000	$0.26
Granted	--	--
Expired/Cancelled
Exercised	--	--
Outstanding, June 30, 2002	1,000,000	0.26
Exercisable, June 30, 2002	590,000	$0.24

The options to employees, directors and officers that are vested at June 30, 2002 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price Range	Number Outstanding at June 30, 2002	Weighted Average Exercise Price		Number Exercisable at June 30, 2002	Weighted Average Exercise Price
Range - $0.10	600,000	$0.10	5.47 years	390,000	$0.10
Range - $0.50	400,000	$0.50	3.75 years	200,000	$0.50
	1,000,000	$0.26		590,000	$0.24

Compensation expense of $8,300 (2001  $nil) has been recorded for options issued to employees, directors and officers. The Company estimates the expense for each stock award at the grant date using the intrinsic value. The compensation expense is calculated on the 400,000 options granted in 2001 with an exercise price of $0.50, using the quoted market price for these options at the date of grant as $0.625. The expense is recognized over the vesting term of the options.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2002 (Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b.) Options (continued)

Consultants

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to record compensation costs for the Company's stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123.

A summary of the status of the Company's options issued to consultants as of December 31, 2001 and changes during the six months ending June 30, 2002 are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	775,000	$0.23
Granted
Expired/Cancelled
Exercised
Outstanding at June 30, 2002	775,000	$0.23
Exercisable, June 30, 2002	525,000	$0.22

The options to consultants that are vested at June 30, 2002 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at June 30, 2002	Weighted Average Exercise Price		Number Exercisable at June 30, 2002	Weighted Average Exercise Price
Range - $0.10	525,000	$0.10	5.14 years	362,500	$0.10
Range - $0.50	250,000	0.50	3.43 years	162,500	0.50
	775,000	$0.23		525,000	$0.22

During the period, no (2001 - no) options were granted to consultants. Compensation expense of $5,000 (2001 -$70,000) has been recorded for options issued to consultants based on the value attributable to these options as described above.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

June 30, 2002 (Unaudited)

NOTE 4 - MANAGEMENT FEES

The Company has four officers which contribute about one half of their time to the Company. The value of their services is estimated at $40,000 per year for each officer. For the six months ended June 30, 2002 the Company has expensed $80,000 as management fees and shown the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the end of the reporting period the Company,

a.) reached a settlement with the owners of Libaric Inspection Technologies Inc., relieving Libaric from fulfilling some of its undertakings pursuant to the terms of the September 2001 agreement. Under the settlement the owners of Libaric will not be issued shares in APM which will remain a wholly owned subsidiary of the Company. Carmina has agreed to issue 20,000 common shares to the owners of Libaric. The shares shall be expensed at fair market value when issued; and

b.) agreed to issue 100,000 common shares of the Company to Barrie Richardson as a signing bonus on renewal of his contract as Vice-President of APM and 100,000 shares upon APM achieving a gross profit over a 3 month period. The shares shall be expensed at fair market value when issued.

NOTE 6  STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30,			For the Six Months Ended June 30,			From Inception on May 7, 1999 through June 30, 2002
	2002	2001		2002	2001
CASH PAID FOR:
Interest	$--	--		$--	--		$--
Income taxes	$--	--		$--	--	$

NON-CASH INVESTING ACTIVITIES:
Common stock issued for investment	$--	--		$--	--		$922,573
Exchange of receivables for securities	--	--		--	--		20,204

NON-CASH FINANCING ACTIVITIES:
Common stock issued through exercise of options, related party assumed debt	$--	--	$				$36,500
Common stock issued for note	$--	--		$--	--		$34,375
Common stock issued for services	$--	--		$--	--		$331,866
Services contributed by officers of the Company	$40,000	40,000		$80,000	80,000		$494,000

Part II

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Alston, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ John M. Alston

John M. Alston

President and Chief Executive Officer

August 16, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen R. Alston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ Glen R. Alston

Glen R. Alston

Chief Financial Officer

August 16, 2002