Form 10QSB
period 2002-09-30
CARMINA TECHNOLOGIES INC
filed 2002-11-13
CIK 1115054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2002

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

ISSUER IS A CORPORATION

Common stock, No par value - 22,037,300 shares issued and outstanding as of October 22, 2002.

Index

Carmina Technologies Inc. and Subsidiaries

Part I. Financial Information

Item 1. Interim Financial Statements

Item 2. Management's Plan of Operations

Item 3. Controls and Procedures

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1.  Interim Financial Statements

The following consolidated interim financial statements for the three months and nine months ended September 30, 2002 are filed as part of this report:

- Consolidated balance sheets  September 30, 2002 (unaudited) & December 31, 2001

- Consolidated interim statements of operations (unaudited)  three & nine months ended September 30, 2002/2001 from inception on May 7, 1999 through September 30, 2002

- Consolidated interim statements of comprehensive loss (unaudited) three & nine months ended September 30, 2002/2001 from inception on May 7, 1999 through September 30, 2002 - Consolidated interim statement of stockholders' equity (deficit) (unaudited)

 from inception on May 7, 1999 through September 30, 2002

- Consolidated interim statements of cash flows (unaudited)  nine months ended September 30, 2002/ 2001 from inception on May 7, 1999 through September 30, 2002

- Notes to consolidated interim financial statements (unaudited)  September 30, 2002

Item 2.  Management's Plan of Operations

During the third quarter of 2002 the Company continued building the business of it's wholly owned subsidiary, Assured Performance Monitoring Inc. (APM), and evaluating potential takeover opportunities of businesses which, if combined with ours, would offer economies of scale and meet our objective of expanding into other applications in the service performance monitoring sector. These applications, integrating traditional and ASP aspects, will be primarily oriented towards field services for which it is critical to monitor and confirm execution (for financial, liability or regulatory reasons). Currently, a number of potential customers are evaluating pilot installations custom designed for their specific requirements.

During the third quarter the Company reached a settlement with the former owners of Libaric Inspection Technologies Inc., relieving Libaric from fulfilling some of its undertakings pursuant to the terms of the September 2001 agreement setting up APM. Previously APM was to be a joint venture, under the settlement the former owners of Libaric were issued 20,000 Carmina shares for the exclusive use of the Pest Assure Software. The Company has issued 100,000 shares to Barrie Richardson as a signing bonus to induce him to renew his contract as Vice- President of APM and has agreed to issue a further 100,000 shares to him upon APM achieving a gross profit over a three month period. APM is expected to generate revenues of US $70,000 during the second half of 2002.

Subsequent to the end of the reporting period, the Company acquired all the issued shares of Worldwide Online Corp. (WWO), from Worldwide Data Inc, for a consideration of 650,000 restricted shares of the Company valued at $357,500. An additional 350,000 or 600,000 shares will be delivered by September 30, 2003 provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly. To obtain the maximum of 1,250,000 shares, WWO must achieve gross revenues of CAN $1,400,000, gross margins of CAN $500,000 and cumulative EBITDA of CAN $60,000 in the twelve month period. The amount of consideration was arrived at in arm's length negotiations with the vendor and the price per share was based on the most recent sale price of the Company's stock on the OTCBB prior to signing the letter of intent August 26, 2002.

WWO is a Toronto-based, Managed Service Provider offering business-to-business solutions for clients in Canada, the USA and Europe. Supported by a team of seven design and development professionals, WWO hosts, manages and builds corporate solutions covering a wide range including web hosting, application development, e-commerce infrastructures, knowledge management and business process improvement complemented by a suite of internet working solutions involving design, implementation and management of client networks. Sales of CAN $917,614 in the first 8 months of 2002 generated gross margins of CAN $399,116 (unaudited).

WWO's customer base and product roster will be added to that of APM. The business will be generated from WWO's headquarters located in Toronto, Ontario, with WWO providing the operational services and support and APM providing sales and marketing for the combined business. Two sales managers have been hired by APM to ramp up marketing.

During the next twelve months the Company plans to complete development of its GC2000 server appliances designed for specific applications and to build the combined businesses of APM and WWO. Management shareholders who control options and warrants of the Company have made oral representations that they will exercise sufficient warrants and options to provide cash required for these projects estimated at $100,000. No purchase of plant or significant equipment nor changes in the number of employees is anticipated in the next twelve months.

On October 11, 2002 Richard M. Day, an independent director, was appointed Chairman of the Board of Directors replacing John M. Alston, President and CEO. On the same date independent directors Bernard Benning, Richard M. Day and Thomas W. Whittingham were appointed to the Audit, Compensation and Nominating Committees, replacing the previous members. On October 16, 2002 Glen R. Alston, CFO, and Robert d'Artois, Vice-President resigned from the Board and were not replaced. These changes were undertaken to provide a majority of independent directors on the Board, and Audit, Compensation and Nominating Committees composed solely of independent directors as required by the Sarbanes-Oxley Act. The current Board of Directors is comprised of John M. Alston, President and CEO, Stephen Kohalmi, Director of Technology, Bernard Benning, Richard M. Day and Thomas W. Whittingham.

Item 3.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

               (a) Certifications

               (b) Exhibits 99.1 & 99.2 - 906 Certifications

               (c) Form 8-K - n/a

Carmina Technologies Inc. 10-QSB (September 30, 2002)

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures

Carmina Technologies, Inc. (Registrant)

Dated: November 12, 2002

By /s/ John M. Alston, President and Chief Executive Officer             By /s/ Glen R. Alston, Chief Financial Officer

Part I

Item I

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2002

C O N T E N T S

Consolidated Balance Sheets	3
Consolidated Interim Statements of Operations	4
Consolidated Interim Statements of Comprehensive Loss	5
Consolidated Interim Statements of Stockholders' Equity (Deficit)	6
Consolidated Interim Statements of Cash Flows	7
Notes to the Consolidated Interim Financial Statements	8
Part II - Certifications	15

Part II - Exhibits 99.1 & 99.2 17

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2002 (unaudited)	December 31, 2001
CURRENT ASSETS
Cash	$3,190	$16,326
Prepaid expenses	401	40
Accounts receivable	44	44
Tax refund receivable	10,592	14,649

Total Current Assets	14,227	31,059

OTHER ASSETS
Inventory (Note 1 (d))	10,661	10,661
Marketable securities (Note 1 (a))	16,909	60,802
Advances (Note 1 (c))	--	213,461

Total Other Assets	27,570	284,924

PROPERTY AND EQUIPMENT	51,347	27,768

TOTAL ASSETS	$93,144	$343,751

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$24,061	$68,741
Due to related party (Note 1 (b))	759,323	462,415
Accrued expenses	7,540	7,523

Total Current Liabilities	790,924	538,679

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 40,000,000 shares authorized no par value, 22,037,300 (December 31 2001 - 21,917,300), shares issued and outstanding (Note 4)	2,483,182	2,250,982
Cumulative translation adjustment	(12,861)	(12,881)
Deficit accumulated during the development stage	(3,168,101)	(2,433,029)

Total Stockholders' Equity (Deficit)	(697,780)	(194,928)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,144	$343,751

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Operations

(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on May 7, 1999 through September 30, 2002
	2002	2001	2002	2001
REVENUES	$--	$--	$--	$--	$2,136

COST OF GOODS SOLD					1,942

GROSS PROFIT					194

EXPENSES

General and administrative	152,286	48,407	312,149	171,382	815,628
Depreciation expense	1,774	45	3,229	137	3,615
Research and development			321	45,059	105,521
Consulting fees	12,141	5,518	39,392	33,490	293,617
Management fees (Note 5)	40,000	40,000	120,000	120,000	902,416

Total Expenses	206,201	93,970	475,091	370,068	2,120,797

LOSS FROM OPERATIONS	(206,201)	(93,970)	(475,091)	(370,068)	(2,120,603)

OTHER INCOME (EXPENSE)

(Loss) on investment in affiliate					(12,972)
(Loss) on sale of investments					(92,061)
Gain on sale of investments					3,006
Unrealized gain (loss) on investments	5,460	(63,884)	(43,934)	(553,258)	(729,544)
Writedown of advances (Note 1 (c))			(213,461)		(213,461)
Interest income			20	3	313
Interest expense	(6)	(188)	(2,606)	(339)	(2,779)

Total Other Income (Expense)	5,454	(64,072)	(259,981)	(553,594)	(1,047,498)

NET LOSS	$(200,747)	$(158,042)	(735,072)	$(923,662)	$(3,168,101)

BASIC AND DILUTED LOSS PER SHARE	$(0.009)	$(0.007)	$(0.034)	$(0.043)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,976,478	21,502,300	21,937,026	21,502,300

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Comprehensive Loss

(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on May 7, 1999 through September 30, 2002
	2002	2001	2002	2001
NET LOSS	$(200,747)	$(158,042)	$(735,072)	$(923,662)	$(3,168,101)

OTHER COMPREHENSIVE LOSS
Cumulative translation adjustment	29,675	5,933	20	(4,716)	(12,861)

COMPREHENSIVE LOSS	$(171,072)	$(152,109)	$(735,052)	$(918,946)	$(3,180,962)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Equity (Deficit)

(Unaudited)
	Common Stock Shares Amount				Deficit Accumulated During the Development Stage		Cumulative Translation Adjustment
Balance, Inception on May 7, 1999		$		$		$
Initial subscription for cash at $0.003 on July 15, 1999	4,000,000		15,165
Value attributed to $0.003 shares			136,483
Subscription for services at $0.03 on July 15, 1999	5,300,000		161,758
Services contributed by officers of the Company			94,000
Net loss from inception on May 7, 1999 through Dec. 31, 1999					(413,230)		--
Balance, December 31, 1999	9,300,000		$407,406		$(413,230)		$--
Subscriptions for cash at $0.03 per share on Feb. 8, 2000	1,279,221		42,635		--		--
Subscriptions for marketable securities at $0.03 per share on Feb. 8, 2000	1,420,779		47,353		--		--
Issued on exercise of warrants for marketable securities at $0.07 per share on Feb. 8, 2000	4,000,000		284,595				--
Balance, February 8, 2000	16,000,000		$781,989		$(413,230)		$--
Common stock issued in recapitalization	4,502,300		3,243		--		--
Common stock issued at Dec. 31, 2000 for $0.625 per share	1,000,000		625,000		--		--
Compensation expense on options issued to consultants and employees	--		147,000		--		--
Services contributed by officers of the Company			160,000		--		--
Cumulative translation adjustment							(17,722)
Net loss for the year ended December 31, 2000	--		--		(725,004)		--
Balance, December 31, 2000	21,502,300		1,717,232		(1,138,234)		(17,722)
Options exercised for settlement of debt	365,000		36,500
Common stock issued to consultant for services to the Company	50,000		31,250
Compensation expense on options issued to consultants and employees			306,000
Services contributed by officers of the Company			160,000
Cumulative translation adjustment							4,841
Net loss for the year ended December 31, 2001					(1,294,795)
Balance, December 31, 2001	21,917,300		2,250,982		(2,433,029)		(12,881)
Common stock issued in settlement agreement (Note 4)	20,000		14,000
Common stock issued to consultant for signing bonus (Note 4)	100,000		70,000
Compensation expense on options issued to consultants and employees (Note 3 (b))			28,200				--
Services contributed by officers of the Company (Note 5)			120,000
Cumulative translation adjustment							20
Net loss for the nine months ended September 30, 2002					(735,072)
Balance, September 30, 2002	22,037,300		2,483,182		(3,168,101)		(12,861)

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From Inception on May 7, 1999 through September 30, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(735,072)	$(923,662)	$(3,168,101)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,229	137	3,615
Stock issued for services (Note 4)	70,000		399,491
Services contributed by officers (Note 5)	120,000	120,000	534,000
Loss on sale of investments			89,055
Unrealized (gain) loss on securities	43,934	554,102	729,544
Decrease in value of equity investment			12,972
Compensation expense through issuance of options (Note 3	28,200	102,000	481,200
Sale of marketable securities			78,840
Writedown of advances (Note 1 (c))	213,461		213,461
Changes in operating assets and liabilities:
(Increase) decrease in receivables	4,057	1,246	(10,636)
(Increase) decrease in prepaid expenses	(361)		(401)
Increase (decrease) in accounts payable & accrued expenses	(44,663)	33,265	31,601
Increase (decrease) in inventory			(10,661)

Net Cash (Used) by Operating Activities	(297,215)	(112,912)	(616,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party (Note 1 (b))		16,257	34,375
Advances (Note 1 (c))		(188,730)	(213,461)
Purchase of property and equipment	(12,751)		(40,914)
Purchase of long-term investment		(31,676)	(13,000)
Recapitalization			3,243

Net Cash Provided (Used) by Investing Activities	(12,751)	(204,149)	(229,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party (Note 1 (b))	296,830	317,627	791,167
Issuance of common stock for cash			57,800

Net Cash Provided by Financing Activities	296,830	317,627	848,967

NET INCREASE (DECREASE) IN CASH	$(13,136)	$566	$3,190

CASH AT BEGINNING OF PERIOD	16,326	2,796

CASH AT END OF PERIOD	$3,190	$3,362	$3,190

See accompanying summary of accounting policies and notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2002 (Unaudited)

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

a.) Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at September 30, 2002. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. The fair value of Qnetix, Inc. marketable securities at September 30, 2002 was $2,284.

The Company also held 225,000 common shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at September 30, 2002. The fair value of Power Interactive Media Inc. marketable securities at September 30, 2002 was $14,625.

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

September 30, 2002 (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2002, the Financial Accounting Standards Board finalized FAS 146, Accounting for Cost Associated with Exit or Disposal Activities. FAS 146 addresses the accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force (ETIF) Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognizing the liability at the date of an entity's commitment to an exit plan as defined in Issue 94-3. FAS 146 establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Upon adoption, management does not expect any impact to its financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2002 (Unaudited)

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

NOTE 3 - WARRANTS AND OPTIONS

a.) Warrants

Each warrant outstanding is exercisable for one common share, at an exercise price of $1 per warrant until

December 31, 2002. A summary of the status of the Company's warrants as of December 31, 2001 and changes during the nine months ending September 30, 2002 are presented below:
	Warrants	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2001 and September 30, 2002	1,000,000	$ 1.00

The warrants outstanding at period end were issued to a party related by virtue of being a shareholder in conjunction with the 1,000,000 common shares issued on May 11, 2001, pursuant to an agreement effective December 31, 2000. The warrants that are vested at September 30, 2002 are summarized as follows:
	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at September 30, 2002	Weighted Average Exercise Price		Number Exercisable at September 30, 2002	Weighted Average Exercise Price
Range - $1.00	1,000,000	$1.00	0.25 years	1,000,000	$1.00
	1,000,000	$1.00		1,000,000	$1.00

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2002 (Unaudited)

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

A summary of the status of the Company's options issued to employees, directors and officers as of December 31, 2001 and changes during the nine months ending September 30, 2002 are presented below:
	Options	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,000,000	$0.26
Granted	--	--
Expired/Cancelled
Exercised	--	--
Outstanding, September 30, 2002	1,000,000	0.26
Exercisable, September 30, 2002	420,000	$0.24

The options to employees, directors and officers that are vested at September 30, 2002 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price Range	Number Outstanding at September 30, 2002	Weighted Average Exercise Price		Number Exercisable at September 30, 2002	Weighted Average Exercise Price
Range - $0.10	600,000	$0.10	5.22 years	390,000	$0.10
Range - $0.50	400,000	$0.50	3.50 years	200,000	$0.50
	1,000,000	$0.26		590,000	$0.24

Compensation expense of $12,500 (2001  $21,000) has been recorded for options issued to employees, directors and officers. The Company estimates the expense for each stock award at the grant date using the intrinsic value. The compensation expense is calculated on the 400,000 options granted in 2001 with an exercise price of $0.50, using the quoted market price for these options at the date of grant as $0.625. The expense is recognized over the vesting term of the options.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2002 (Unaudited)

NOTE 3 - WARRANTS AND OPTIONS (Continued)

b.) Options (continued)

Consultants

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to record compensation costs for the Company's stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123.

A summary of the status of the Company's options issued to consultants as of December 31, 2001 and changes during the nine months ending September 30, 2002 are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	775,000	$0.23
Granted
Expired/Cancelled
Exercised
Outstanding at September 30, 2002	775,000	$0.23
Exercisable, September 30, 2002	525,000	$0.22

The options to consultants at September 30, 2002 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at September 30, 2002	Weighted Average Exercise Price		Number Exercisable at September 30, 2002	Weighted Average Exercise Price
Range - $0.10	525,000	$0.1	4.89 years	362,500	$0.1
Range - $0.50	250,000	0.5	3.40 years	162,500	0.5
	775,000	$0.23		525,000	$0.22

During the period, no (2001 - nil) options were granted to consultants. Compensation expense of $15,700 (2001 -$81,000) has been recorded for options issued to consultants based on the value attributable to these options as described above.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2002 (Unaudited)

NOTE 4 - COMMON STOCK

During the 3rd quarter, the Company issued 100,000 shares as a signing bonus to Barrie Richardson on renewal of his contract as Vice-President of APM. These shares were expensed at $0.70 per share based on the last market priced sale of shares.

During the 3rd quarter, the Company reached a settlement with the owners of Libaric Inspection Technologies Inc. Under the settlement the owners of Libaric agreed to accept 20,000 shares of the Company, and are relieved from fulfilling some of its undertakings. APM remains a wholly owned subsidiary of the Company. These shares were recorded as an exchange for assets at $0.70 per share based on the last market priced sale of shares.

NOTE 5 - MANAGEMENT FEES

The Company has four officers which contribute about one half of their time to the Company. The value of their services is estimated at $40,000 per year for each officer. For the nine months ended September 30, 2002 the Company has expensed $120,000 as management fees and shown the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity.

NOTE 6 - SUBSEQUENT EVENT

On October 15, 2002 and effective October 1, 2002, the Company acquired all the issued shares of Worldwide Online Corp. (WWO). WWO is a Toronto-based, Managed Service Provider offering business-to-business solutions for Canada, the USA and Europe. WWO's customer base and product roster will be added to that of APM, with WWO providing the operational services and support and APM providing sales and marketing for the combined business.

Consideration of 650,000 restricted shares of the Company valued at $357,500 was paid to Worldwide Data Inc. These shares were valued at $0.55 per share based on market priced sale of shares. An additional 350,000 or 600,000 shares will be delivered by September 30, 2003 provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly.

WWO will be considered the predecessor company, and as such the historical financial statements for WWO will be included in future filings. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At September 30, 2002:

Current assets	$ 171,501
Capital assets	81,833
Goodwill	536,244
Total assets acquired	789,578
Current liabilities	(404,993)
Long-term debt	(27,085)
Total liabilities assumed	(432,078)
Net assets acquired	$ 357,500

The total assigned to goodwill is $536,244, of which none is expected to be deductible for tax purposes.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

September 30, 2002 (Unaudited)

NOTE 7  STATEMENT OF CASH FLOWS
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,			From Inception on May 7, 1999 through September 30, 2002
	2002	2001		2002	2001
CASH PAID FOR:
Interest	$--	--		$--	--		$--
Income taxes	$--	--		$--	--	$

NON-CASH INVESTING ACTIVITIES:
Common stock issued for investment	$--	--		$--	--		$922,573
Exchange of receivables for securities	--	--		--	--		20,204

NON-CASH FINANCING ACTIVITIES:
Common stock issued through exercise of options, related party assumed debt	$--	--	$				$36,500
Common stock issued for note	$--	--		$--	--		$34,375
Common stock issued for assets	$14,000	--		$14,000	--		$14,000
Common stock issued for services	$70,000	--		$70,000	--		$399,491
Services contributed by officers of the Company	$40,000	40,000		$120,000	120,000		$534,000

Part II

CERTIFICATIONS

I, John M. Alston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carmina Technologies Inc., and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its                   consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOHN M. ALSTON

John M. Alston, President and Chief Executive Officer

I, Glen R. Alston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carmina Technologies Inc., and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ GLEN R. ALSTON

Glen R. Alston, Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Alston, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report for the period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ John M. Alston

John M. Alston

President and Chief Executive Officer

November 12, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen R. Alston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report for the period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ Glen R. Alston

Glen R. Alston

Chief Financial Officer

November 12, 2002