Form 10KSB
period 2002-12-31
CARMINA TECHNOLOGIES INC
filed 2003-05-12
CIK 1115054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Check whether the Company registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.

State registrant's revenues for its most recent fiscal year:

 $174,644

Of the 24,498,500 shares of Common Stock of the registrant issued and outstanding as of April 25, 2003,
9,218,075  shares are held by non-affiliates.  The aggregate market value of the Common stock held by non-
affiliates of the registrant as of April 25, 2003, was $11,522,594 based on the value of the most recent trade on the
OTCBB.  The shares are quoted on the OTCBB under the symbol CARL.

		TABLE OF CONTENTS

		PART I
			Page

ITEM	1.	DESCRIPTION OF BUSINESS	3
ITEM	2.	DESCRIPTION OF PROPERTY	11
ITEM	3.	LEGAL PROCEEDINGS	11
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

		PART II

ITEM	5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY	11
		AND RELATED STOCKHOLDER MATTERS
ITEM	6.	MANAGEMENT'S DISCUSSION, ANALYSIS AND PLAN OF	12
		OPERATIONS
ITEM	7.	FINANCIAL STATEMENTS	19
ITEM	8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	42
		ON ACCOUNTING AND FINANCIAL DISCLOSURE

		PART III

ITEM	9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND	42
		CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
		OF THE EXCHANGE ACT
ITEM 10.		EXECUTIVE COMPENSATION	43
ITEM 11.		SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS	44
		AND MANAGEMENT
ITEM 12.		CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	45
ITEM 13.		EXHIBITS AND REPORTS ON FORM 8-K	45
ITEM 14.		CONTROLS AND PROCEDURES	46

The Registrant will furnish a copy of any exhibit filed as part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Registrant's reasonable expenses for furnishing such exhibit. Requests should be made to the Secretary of the Registrant at the address set forth on the cover page of this report.

As used in this annual report, the terms "we", "us", "our" and "the Company" mean Carmina Technologies, Inc., unless otherwise indicated.

REPORTING CURRENCY AND FINANCIAL INFORMATION

All amounts in this Report are expressed in United States dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-KSB constitute "forward-looking statements" within the meaning of The Private

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

During 1999, the Company transferred all of its mineral property interests to a wholly owned subsidiary and authorized distribution of all the subsidiary's shares to the Company's shareholders. On February 8, 2000 the Company acquired Rhonda Networks Inc. (renamed Carmina Canada Inc. and sometimes referred to hereafter as "CCI"). The acquisition of CCI was made through a stock for stock purchase exchange, thereby making CCI a wholly owned subsidiary of the Company.

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

Carmina's initial focus was on developing its GC2000 server appliances designed for special applications. Due to changes that occurred in the high-tech industry during 2000 and 2001, it proved no longer feasible to continue exclusively with the development of the GC2000.

By mid-2001, Carmina's management had selected the field of performance monitoring as its core business. In September 2001, the Company signed a joint venture, financing and management agreement, with Libaric Inspection Technologies Inc. (Libaric), Assured Performance Monitoring Inc. (APM) and Barrie Richardson (Richardson) to document and govern the incorporation of the new company, APM, the contribution of assets to it and the financing and management of it. Pursuant to the agreement Libaric agreed to contribute the intellectual property and other assets related to Libaric's business of service performance monitoring to APM, which will carry on the business previously carried on by Libaric. Richardson agreed to join the management of APM and the Company agreed to contribute equity financing totaling $200,885 by March 31, 2002 and to contribute the services of Stephen Kohalmi as Director of Technologies and CEO of APM with responsibility of company start up, set up and on-going direction of infrastructure and the technology and, subject to the Board of Directors of APM, exerting control over strategy and financial decisions. The interests in APM of Libaric and Carmina in consideration of their initial contributions were to have been 600,000 shares and 400,000 shares respectively. By March 28, 2002 Carmina had made its final contribution and received its full 400,000 shares. During the third quarter of 2002, the company reached a settlement with the former owners of Libaric Inspection Technologies Inc., relieving Libaric from fulfilling some of its undertakings pursuant to the terms of the September 2001 agreement setting up APM. Previously APM was to be a joint venture, under the settlement the former owners of Libaric were issued 20,000 Carmina shares for the exclusive use of the PestAssur Software (see Services, A.PestAssur as described below). The Company has issued 100,000 shares to Barrie Richardson as a signing bonus to induce him to renew his contract as Vice-President of APM and has agreed to issue a further 100,000 shares to him upon APM achieving a gross profit over a three month period.

During the fourth quarter of 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), a Toronto-based Managed Service Provider, offering business-to-business solutions for clients in Canada, USA and Europe, from WorldWide Data Inc, for a consideration of 650,000 restricted shares of the

Company valued at $357,500. An additional 350,000 or 600,000 shares will be delivered by September 30, 2003 provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly. To obtain the maximum of 1,250,000 shares, WWO must achieve gross revenues of CAN$1,400,000 (approximately $895,000), gross margins of CAN$500,000 (approximately $320,000) and cumulative EBITDA of CAN$60,000 ($38,000) in the twelve month period. The amount of consideration was arrived at in arm's length negotiations with the vendor and the price per share was based on the most recent sale price of the Company's stock on the OTCBB prior to signing the letter of intent August 26, 2002.

As a result of the share exchange transaction, WWO became our wholly-owned subsidiary as of October 1, 2002. For financial statement purposes, WWO is our predecessor business. Accordingly, financial statement of WWO are included in this Annual Report for the nine-month period ended September 30, 2002 and the year-ended December 31, 2001.

Products

With the acquisition of CCI, Carmina embarked on an entirely new business endeavor. At the time, Carmina had no products or services available and was dependent upon obtaining additional financing for the ongoing and future development of such products and services. By December 31, 2001, the Company had completed the first prototype of the GC2000 Scout firewall probe and monitor designed to provide network, system and firewall monitoring capabilities for users with no need for Information Technology (IT) specialists. Due to changes in the high-tech industry, further development of the GC2000 is not expected to be carried forward until 2004.

With the acquisition of APM in 2001, Carmina shifted its emphasis from further development of the GC2000 appliance to developing APM's performance monitoring business and expanding it beyond the initial Pest Assur line of pest control service into other applications within the food industry and public health and safety.

The acquisition of WWO in 2002 provided Carmina with the operational services and support framework needed to bring the APM products to market. Additionally, WWO products and services are complementary to the products offered by APM, thereby providing an excellent opportunity to integrate WWO products and services with those of APM.

Distribution Methods

The products of APM are not marketed to the public but rather to individuals in decision-making positions in the inspection sector of the targeted industries or regulatory agencies. Our promotion will be largely directed toward one on one presentations and free pilot trials. Once we have completed a successful pilot and closed a client in a given sector, the client becomes a valuable reference for approaching similar potential clients in other jurisdictions. An agency agreement was recently signed with Guelph Food Technology Centre, a non-profit corporation of Canadian food producers, processors, transporters and marketers set up to implement in Canada the Hazard Analysis Critical Control Point (HACCP) protocol, an internationally recognized means of assuring food safety from harvest to consumption. This break-through has the potential of placing APM's Assur product as the technology of choice in jurisdictions around the world.

Pricing of the product is dependent of the complexity of the specific application. A gross margin of at least 40% is targeted initially. The gross margin will rise to over 60% as volume of sales increases and the proportion of recurring revenue rises.

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

The base operating platform for the hand-held units is a Microsoft Windows CE/Pocket PC system, while the server can be any system that is supported by the Sybase database management product Sybase. APM will use LINUX based servers for its implementation of the central server in an ASP mode as it provides a superior cost-performance profile and is well suited to remote co-location and scaling up as the business grows.

The Assur Family of services provide a computer guided system for field staff including:

- Project design and detailed specification of services - A service guide and "traveling" tutorial system - A portable Quality Assurance and compliance recorder - A service and Quality Performance report generator

The Assur family of services are delivered via hand held remote computers and require a method for communication to the central servers. APM is intended to be a global service providing access through the most efficient and cost effective communications access locally available.

The hand held units are tailored to the style of communications available. All of the access methods ultimately connect to the Internet where an encrypted access is established with the central Assur servers. Depending on the needs and the local wireless or telephone services available the hand held units will be equipped with one or more interfaces.

Agreements have been signed with prospective clients which will undertake trials of APM's technology. The equipment for the first of these has been shipped and the trial is underway. The prospective clients include established companies in the food processing industry and health units responsible for public health and safety. Upon successful completion of the introductory trials the Company plans to continue with the roll out of other applications in the food processing industry and agencies responsible for public health and safety.

Products under development and available for custom applications include:

A. PestAssur - available at December 31, 2002

PestAssur was the first program/service developed to enable a control office (Host PC) to create a Pest

Management contract format electronically, assign it to the technician on a portable hand-held computer (Remote: handheld PPC), direct the details of the technician's activities, materials, and equipment used, account for time, and generate reports to the client and employer to validate the claim of service.

This capability begins with the use of an extensive bar-code scanning system labeled on the components of the service protocol. PestAssur also offers the ability to gather data to describe abnormal events and the actions taken to resolve them. This provides the end user with the information required to correct a situation that threatens the effectiveness of the contract, yet is an action that only the end user can perform, due to their having control of the serviced property.

The Mobile Work Force involved in Pest Management in an urban environment encounters many critical variables and accountability demands. PestAssur is a revolutionary method of managing the pest control service account, and at the same time exerting control and maximizing the utilization of the field employee.

PestAssur users perform about 90% of the work on a fixed contract basis, with the balance being casual or non-contract service. PestAssur can be implemented to control all types of pests.

B. Assur-PM (Programmed Maintenance) - available in 2003

Assur-PM applies to the Programmed Maintenance (preventive) and unscheduled service (repair) in buildings. Within this definition can be included the structural features (fabric); the plumbing, electrical, -HVAC system, elevators & escalators and equipment associated with the operational integrity of the building (plant).

Assur-PM can also be used to monitor and program the servicing of accessory and business equipment according to a protocol provided by individual manufacturers. Included in this category are copiers, document hardware, and furnishings.

Assur-PM governs and monitors the scheduled preventive maintenance (PM) cycles that are established for various building elements, and it controls the work ticketing and assignment of the unscheduled repairs whether performed by the building staff or outside service vendors. The tremendous reduction in paperwork, the shortening of turn-around time for repairs, and eliminating the cost of manual key-in of the system information provide a financial benefit, and a means to monitor outside vendor performance, response and cost per incident.

C. AssurFQP (Food Quality Protection) - available in 2003

The resources dedicated to Food Quality Protection in the food industry are multi-layered and include governments, consultant inspectors, corporate specialists, and consultant-audit specialists. The aim of these parties is to confirm that the practices of the manufacturer-client are consistent with legal and mandated standards, and to modify, as required, those practices that counteract new threats and challenges to the Safety, Quality and Consistency of the food product.

The chain reaction in this scenario is that, ultimately, protection can be maximized only if the manufacturer can control threats and practices as early and as late into the process as possible. This includes the grower, the shipper, the packager, even the labels, stoppers, and the glue that binds them to the product. Not to leave anyone out, the retailer, from corner store to national chain, has a need for AssurFQP. That is a very large market, containing both vertical and horizontal universes and includes food for both human and animal consumption.

The program can be used by the manufacturer, or consultants, contract auditors, and government inspectors in the performance of a structured and mandated series of audits that serve the prime requirements of the food industry. The key to the advantage of AssurFQP over the use of non-automated methods is the amount, speed and clarity of the information recorded, and the ability to get it into the hands of the persons responsible for meeting the various standards that are their responsibility. Another feature of the APM automated system is that the means of delivering this data can be via electronic media, accompanied by visual evidence of a text-reported deficiency. Add to this the fact that expensive personnel are no longer required to key-in of the recorded data, and the measurable financial benefit is clear.

The independent groups who perform these services, are, in truth, trying to find standards violations and supporting conditions, before the regulators do. Regulators have access to monetary and publicity-driven penalties that they can levy on offenders. Avoiding regulatory penalties is a valuable service, and APM has the tools to do it.

D. Assur-Health and Safety (Public Health Inspection) - available in 2003

This program is offered to Public Health units (created under and to enforce the Public Health Act in a given jurisdiction) whose mandate is to inspect a variety of food and health-related operations (Restaurant and Accommodation, Eldercare facilities, Sewer systems, Water Utilities), as well as pest, disease and health violation complaints that arise on a non-recurring basis.

The Assur-Health and Safety advantage is that it structures and standardizes the intensity of enforcement across an inspection target group (which Health Units define as "clients"). Assur-Health and Safety also minimizes the waste of time where a costly, trained Public Health professional spends valuable time converting manual notes into computer inputs.

This APM product also enables the local unit to provide Proof of Performance, scope of Inspection data, and Enforcement activities to its controlling agency, usually the Province or State, who fund the Unit. Often the provision of this data is a condition of obtaining the mandated funds.

E. Products and Services of WorldWide Online - available at December 31, 2002

WorldWide Online Corp, is an Application Service Provider and Multimedia Design/Development firm. WWO plans, designs, develops and manages web sites and business applications for companies of all sizes and industries. Some of the business applications include e-Portals, e-commerce services, document and file management systems, knowledge management systems and business process improvement systems. WWO also specializes in digitizing and streaming broadcast-quality videos and developing full, multimedia productions. The team of development specialists help companies in determining their web and internet strategy and help to quantify the positive benefits of using technology to improve their business. Customers can also take advantage of WWO's marketing and sales expertise to assist in launching their new service to clients, business partners or staff.

WWO's developments are geared to web-based interfaces and focus on ease-of-use for clients and visitors. WWO develops templates and forms to assist clients in keeping their content current, without requiring any technical expertise. The templates contain various checks and balances, to ensure that the right information is formatted in the right way and secure access services ensure that only authorized clients are permitted to add/update information, in their own web site.

WWO generated $141,537 in revenue during the three months period ending December 31, 2002 with two major customers making up 61% of their sales.

The Company maintains an Internet web site (www.carminatech.com), launched February 29, 2000 which contains information on the Company's products under development.

Competitive Business Conditions

The ASP business being developed through APM will provide services customized for clients. Currently, trials have been launched for two prospective customers. Success of this business will depend on the Company's ability to meet customers' needs and expectations. Currently there are no identified competitors offering similar products that are offered by APM. Although APM has the advantage of time, there is no reasonable way to predict the competitive position of the Company in the future, as few barriers to entry into this sector exist. In order for the Company to remain at a competitive advantage it will be necessary to raise significant cash resources in the near future.

The business of WWO is a highly competitive sector with numerous competitors and relatively few barriers to entry. Quality of service and reputation are paramount to the continued success of the business.

No government approval is needed for the Company's major products and services aside from the normal appliance safety approvals. Since the products are assembled from previously approved components, licensing is not a factor.

The Company does not believe that existing or probable governmental regulations will affect its business, nor is it aware of any environmental laws that apply.

Research and Development

We incurred minimal research and development expenses in 2002 as development activities relate both to the specific requirements of the individual clients and updating of the software utilized. These costs are therefore expensed either in the cost of goods sold or to different operating expense categories. Development expenditures for WWO are client specific and therefore are included in cost of goods sold. During 2001, we incurred $44,381 in respect of research and development.

Employees and Consultants

There are currently eighteen employees, four of whom are senior management and directors. Research, development and marketing are currently being outsourced to consultants, as will future production of the Company's products. No management agreements have been signed with senior management as the substantial equity holdings and stock options of management are felt to provide sufficient incentives to retain and motivate them.

Currently there are two sales and marketing staff for APM and two sales and marketing staff for WWO. Once APM products and services gain sufficient market acceptance and generate a commercially viable and sustainable level of sales and in order for WWO to realize further increased sales it is anticipated that additional sales staff will be required.

Intellectual Property

Where possible, we rely on a combination of copyright, trademark laws and software security measures, along with employee and third-party non-disclosure agreements, to protect our intellectual property, rights and technology. We have registered the following trademarks in Canada and the United States:"GateCommander" and "GC2000". Trademarks are pending on "Assured Performance Monitoring", "PestAssur", "Assur-PM", "AssurFQP" and "Assur-Health and Safety" in Canada , the United States and Europe.

Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have a history of net losses and a lack of established revenues and as a result we expect to incur net losses in the future. We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations, including a loss of $1,242,307 for the year ended December 31, 2002. As of December 31, 2002, we have an accumulated deficit of $3,675,336. Our ability to achieve profitability in the future will depend upon our ability to complete the development of our products, create a customer base, increase our market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our services and technologies and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing services gain sufficient market acceptance to generate a commercially viable and sustainable level of sales which are expected by 2004, and/or additional services are developed and commercially released and sales of such services made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended December 31, 2002. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

Need for Outside Financing; Business and Product Development. To date, we have had negative cash flows from operations and have depended on sales of our common stock to meet cash requirements. We have estimated additional funding requirements of $2,000,000 over the next 24 month period to carry out our business plan. While the Company will seek to raise the needed funds through either private placements or a secondary offering, there is no assurance that the required financing can be obtained on terms favorable to the existing shareholders, or that financing can be obtained at all. Absent such additional financing, the successful operation of the Company, as well as development and marketing of its products, may not be viable.

Competition. Because of the nature of the Company's business and the lack of barriers preventing competitors from entering the market, competition may become intense amongst competing monitoring systems. Competitors may have longer operating histories, greater name recognition and greater financial, technical and marketing resources and thus, may be able to adopt more aggressive pricing policies, respond to new technologies, industry standards and customer demands, expand globally and make more attractive offers to potential employees and consultants.

Lack of Patent Protection. Due to the nature of the APM products, the Company does not have patent protection on these products and services. There are limited barriers to prevent other companies entering the market with competing products and services. Where possible, the Company will seek to obtain appropriate patents on patentable intellectual property it develops in the future. Should the Company fail to obtain such patents its ability to be competitive in the marketplace will be adversely affected.

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

Loss of Services of Key Employees. As at April 25, 2003, our key personnel include John Alston (President and Chief Executive Officer), Glen Alston (Chief Financial Officer), and Stephen Kohalmi (Director of Technology). The loss of the services of any of the above mentioned or other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

If we are unable to hire and retain technical, sales and marketing and operational personnel, our business could be materially adversely affected. We intend to hire a significant number of additional personnel, including software engineers, sales and marketing personnel and operational personnel in the future. Competition for these individuals is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Lack of Minority Shareholder Voting Control. Due to their ownership of a majority of the shares of the

Company's outstanding common stock, Mr. John M. Alston and a small number of other major shareholders have total voting control of the Company, including the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

Infringement by our services on other intellectual property. Our services may inadvertently infringe upon the intellectual property rights of others, and resulting claims against us could be costly and require that we enter into disadvantageous license or royalty arrangements. The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require that we enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our services.

Market for Common Stock. Prior to December 5, 2001 there was no "established public market" for the Company's common stock. (See Caption, "Risks of Penny Stocks" below.) Since December 5, 2001 the Company's common stock has been quoted on the Bulletin Board of the National Association of Securities

Dealers, Inc. (the "OTCBB"). (See Item 5. "Market for Common Equity and Related Stockholder Matters"). Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

Risks of "Penny Stock". The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a5l-l of the Securities and Exchange Commission. Penny stocks are stocks: (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in companies with net tangible assets less than $2,000,000 (if the company has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

Possible Future Compensation Arrangements. If the Company is successful in developing and marketing its' products and services, it may be necessary, in order to retain qualified management and directors, to enter into arrangements and agreements which will allow officers and directors to participate in retirement, deferred compensation and other financial plans, although such arrangements and agreements are not determined at this time.

Inability to protect any proprietary technology and intellectual property rights against infringement and any related litigation could be time-consuming and costly . Our success and ability to compete depend to a significant degree on the proprietary technology. If any of our competitors copies or otherwise gains access to the proprietary technology or develops similar technology independently, we would not be able to compete as effectively. We also consider our service marks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities . We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

Item 2. Description of Property.

At the present time, the Company has no real or personal property. The offices, located at 810, 540 - 5th Avenue SW, in the city of Calgary, in the province of Alberta, Canada, from which it operates are paid for and maintained, under a written cost-sharing agreement (see "Certain Relationships and Related Transactions"), by Rhonda Corporation, a Canadian corporation which is a major shareholder of the Company. The space meets the current and foreseeable management requirements of the Company.

The Company's operations are housed in WWO's leased offices located at 36 Toronto Street, Suite 250, in the city of Toronto, in the province of Ontario, Canada. This lease expires on August 31, 2005, with monthly commitments of approximately $2,700.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the year ended December 31, 2002 covered by this report.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters .

(a) Market Information

Prior to December 5, 2001, there was no public trading market for the Company's common stock. Since December 5, 2001 the Company's common stock has been quoted on the OTC Bulletin Board under the symbol "CARL" and CUSIP No. 143437 10 1. During the period the stock was quoted in 2001 the low bid was $0.3125 and the high bid $0.75, as provided by the NASD.

The high and low bid prices of our common stock for the 2002 periods indicated below are as follows:

Quarter ended	High	Low

December 31, 2002	$1.05	$0.65
September 30, 2002	$0.70	$0.55
June 30, 2002	$0.60	$0.25
March 31, 2002	$1.03	$0.51

These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

Our common shares are issued in registered form. American Registrar and Transfer Co., of P.O. Box 1798, Salt Lake City, Utah 54110 is the registrar and transfer agent for our common shares.

As of April 1, 2003, there are warrants outstanding to purchase 700,000 shares of common stock and options outstanding to purchase 1,859,300 shares of common stock of which 736,800 are currently exercisable.

As of April 1, 2003, there are 1,174,400 shares outstanding that could be sold pursuant to Rule 144 under the Securities Act. The registrant had not agreed to register any shares under the Securities Act for sale by securities holders and no common equity is being, or proposed to be, publicly offered by the Company.

(b) Shareholders of Record

As of April 1, 2003, the Company had approximately 400 shareholders of record of its 24,498,500 outstanding shares of Common Stock.

(c) Dividends

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During 2002 the Company reached a settlement with the owners of Libaric. Under the settlement the owners of Libaric agreed to accept 20,000 shares of the Company and are relieved from fulfilling some of its undertakings. APM remains a wholly owned subsidiary of the Company.

The Company also issued 100,000 shares as a signing bonus to an officer of the Company on renewal of his contract as Vice-President of APM. As a further incentive, the individual can earn another 100,000 shares of the Company upon APM achieving a gross profit of any kind over a three month period to be valued at the current market at the time. As there has been no gross profit in APM as at December 31, 2002, no additional shares have been issued.

In December 2002, the Company completed a placement of 700,000 units to a related company (the controlling shareholder) for settlement of debt in the amount of $455,000. Each unit consists of 1 share and 1 warrant.

On October 15, 2002 and effective October 1, 2002, the Company issued 650,000 restricted shares of the Company valued at $357,500 based on market priced sale of shares of $0.55 to acquire all the issued shares of WorldWide Online Corp. (WWO).

For the above transactions, the Company relied upon Regulation S Exemption and no state exemption, as the recipients are all located in Canada.

On February 28, 2003, a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash of $4,000. On March 3, 2003 a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash of $4,000. On March 3, 2003 a director and officer of the Company exercised 160,000 options at $0.10 per share for total cash of $16,000. On April 1, 2003 a consultant of the Company exercised 700 options at $0.50 per share for total cash of $350. On April 1, 2003, directors, officers and consultants exercised 760,000 options at $0.10 per share for a total value of $76,000. As payment, per Section 8 (e) (ii) of the Stock Option Plan As Amended August 26, 2002, 49,500 shares were returned to the Company in settlement of the option exercise price and the Company issued 710,500 shares to the optionees. The Company relied on Rule 16b-3 of the Securities and Exchange Act of 1934 for the issuance of these common shares.

Item 6. Management's Discussion, Analysis and Plan of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General – Explanation of Comparative Periods

As we acquired WWO effective October 1, 2002, our consolidated financial statements for the year ended

December 31, 2002 include the results of WWO from the period of October 1, 2002 to December 31, 2002. We have included a discussion of the results of the operations of WWO for the nine-month period ended September 30, 2002 and the year ended December 31, 2001. WWO is considered to be our predecessor business.

Results of Operations

For the year ended December 31, 2002 and 2001, the following discussion relates to the consolidated operations of Carmina Technologies:

We incurred a net loss of $1,242,307 during the year ended December 31, 2002 compared with a loss of $1,294,795 during the year ended December 31, 2001.

Revenues

Gross revenues for the year ended December 31, 2002 increased to $174,644 from $nil compared to the year ended December 31, 2001. This increase in revenue was a result of the acquisition of WWO, effective October 1, 2002 and the commencement of sales of APM products. Revenue, earned primarily from online services and hosting and hardware sales by WWO during the three-month period ended December 31, 2002 in which WWO is included in our financial statements, was $141,537. Consulting services earned by APM during the year totaled $33,107.

Gross Profit

Total costs were $126,858 (including depreciation and amortization of $14,000) , leaving a gross profit of $47,786, compared to a gross profit of $nil for the prior year. We did not realize a gross profit in 2001, as we had not generated any revenues during that period.

General and administrative expenses

In 2002, general and administrative expenses totaled $772,106 compared to $697,191, an increase of $74,915 or 11% over 2001. The general and administrative expenses included three months (post-acquisition) worth of general and administrative expenses from WWO operations totaling $38,915. Additionally, the Company was significantly more active in 2002 with the commencement of operations of APM. Stock option compensation expense decreased by $165,771 over 2001.

Selling and marketing expenses

Selling and marketing expenses were $22,396 for 2002 (2001 - $nil). As sales commenced in 2002 the related selling and marketing expenses were incurred.

Research and development

With the postponement of development of the GC2000 there was negligible research and development expenses ($322) recognized in 2002 (compared to 2001 - $44,381). As APM and WWO products and services are customer specific/driven, such development expenses are conducted on a project by project basis and are included in project pricing. Thus, such expenses incurred on projects are expensed as cost of revenue.

Unrealized loss on investments

The market value of our portfolio investments in Qnetix, Inc and Power Interactive Media Inc declined fom $60,802 in 2001 to $9,048 in 2002 resulting in unrealized losses of $51,809. An unrealized loss of $552,961 was recognized in 2001 resulting from similar declines in the market value of these investments.

Write-down of advances

In November 2000, the Company entered into discussions with the principals of TravelActive.com Marketing Inc., a private Canadian application service provider (ASP) connecting travel agents with prospective travelers identified through "hits" on TravelActive's website advertising travel opportunities and vacation packages. The discussions centered on Carmina investing in TravelActive and contributing technology and management to support TravelActive's business plan. By December 31, 2001, $213,461 had been advanced to TravelActive to assist in developing their business plan. The equity interest that the Company will receive for this investment is under negotiation. Due to the lack of progress TravelActive has experienced in developing its business, management elected to write-off the advances of $213,461 during the year ended December 31, 2002.

Loss on settlement of debt

During 2002, the Company settled debt of $455,000 with Rhonda Corporation with the issuance of 700,000 common shares (valued at $455,000 using the quoted market price on the date of the agreement) and warrants to purchase an additional 700,000 common shares at $1.00 per share. Using the Black-Scholes option pricing model, it was determined the warrants had a value of $223,000, which was recorded as a loss in the current year statement of operations.

For the period ended September 30, 2002 and year ended December 31, 2001, the following discussion relates to the continuing operations of WWO:

WWO (our predecessor) incurred a loss o f $40,696 during the nine-month period ended September 30, 2002 compared to a loss of $179,230 during the year ended December 31, 2001.

Revenues

WWO generated revenues in the nine-month period ended September 30, 2002 of $628,200, compared to revenues of $849,402 for the year ended December 31, 2001. WWO's revenues for the full year ended December 31, 2002 were $769,737. This reduction in revenue was a result of a minor softening in the business-to-business solutions market. Revenue was earned primarily from consulting services which totaled $333,686. The remainder consisted of hosting and access of $117,733 and hardware sales of $176,781.

Projected revenues for 2003 within WWO are forecast to increase through internally generated new revenue as well as revenue generated through cross marketing to APM clients.

Gross Profit

WWO's direct costs on revenue for the nine-months ended September 30, 2002 totaled $334,469 in 2002, or 53% of revenue compared with 68% of revenue during the year ended December 31, 2001. This reduction in direct costs as a percentage of gross margin was related to a decrease in hardware sales, which recognizes a gross margin of approximately 15% and an increase in service sales, which recognizes a gross margin of approximately 55%.

Expenses

Other expenses (primarily general and administrative) were $335,382 for the nine-month period ended September 30, 2002 compared to expenses of $455,182 for the year ended December 31, 2001. Expenses remained relatively stable in 2002.

For the year ended December 31, 2002, the following discussion relates to the consolidated statements of Carmina Technologies:

Liquidity and Capital Resources

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred recurring losses in each year since inception and our current liabilities exceed our current assets. As of December 31, 2002 we had an accumulated deficit of $3,675,336 and a working capital deficiency of $644,389.

Our cash position at December 31, 2002 was $42,930 compared to $16,326 at December 31, 2001. This increase was due to financing and investing activities described below.

Cash used in operating activities increased from $221,655 in 2001 to $504,602 in 2002. The increase in cash used in operations is largely the result of additional general and administrative expenses incurred in 2002 with the acquisition of WWO. As well, significant payments subsequent to the purchase of WWO were incurred to reduce their accounts payable at December 31, 2002. Due to our limited cash flow from operations, to preserve cash flow many of our operational expenses are of a non-cash nature including $70,000 for stock issued for services, $120,000 for services contributed by officers, $51,809 for an unrealized loss on investments, $223,000 for loss on settlement of debt, $140,229 on compensation expense through issuance of stock options, and $213,461 on write-down of advances. Our net loss of $1,294,795 for the year ended December 31, 2001 included non-cash charges of $31,250 for stock issued for services, $160,000 for services contributed by officers, $552,961 for unrealized loss on investments and $306,000 on compensation expense through issuance of stock options.

Investing activities consisted of cash included in the acquisition of WWO of $69,942 and cash purchases of property and equipment of $18,943 (2001 - $25,904). Additionally, in 2001, advances of $186,797 were made to TravelActive.com Marketing Inc., a private Canadian application service provider (ASP) connecting travel agents with prospective travelers identified through "hits" on TravelActive's website advertising travel opportunities and vacation packages. Such amounts were written off in 2002 due to concerns around collectibility.

Aside from non-cash activities described above, financing activities consisted of advances from Rhonda

Corporation of $473,247 (2001 - $431,629) and capital lease payments of $1,040. Total minimum capital lease commitments for 2003 are $6,389. This capital lease was part of the acquisition of WWO. There is a lease agreement for the Toronto premises, which expires on August 31, 2005, with minimum lease payments for 2003 of $31,891.

The Company issued 80,000 common shares, through the exercise of stock options by directors and officers of the Company, for total cash consideration of $8,000. The Company issued an additional 1,470,000 common shares (valued at $896,500 using the quoted market price of our stock on the dates of the respective transactions), primarily in connection with the acquisition of WWO (650,000 shares) and the settlement of $455,000 of debt owing to Rhonda Corporation (700,000 shares). Additionally, we issued 1,010,000 stock options in 2002 to employees joining our Company from WWO.

For the nine-month period ended September 30, 2002, with comparatives for the year ended December 31, 2001 the following discussion relates to the statements of WWO:

Cash used in operating activities of WWO during the nine-month period ended September 30, 2002 was $70,094 as compared to cash provided by operating activities of $98,032 during the year ended December 31, 2001. While WWO's net loss decreased from $179,230 in 2001 to $40,696 for the nine-months ended September 30, 2002, the primary reason for the variance in cash is that accounts payable had increased by $242,914 in 2001 and was gradually reduced ($62,414) in 2002.

At September 30, 2002 WWO had a working capital deficiency of $191,136 (2001 - $142,181) and a cash position of $69,942 (2001 - $161,854).

Financing activities consisted of capital lease payments of $2,429 (2001 - $ nil). During 2001, WWO's controlling shareholder agreed to forgive indebtedness $811,241.

Investing activities consisted of the acquisition of fixed assets for cash of $12,909 (2001 - $7,065). During the year ended December 31, 2001 WWO also received $13,686 as proceeds on disposal of fixed assets.

Continuing Operations

During 2003, the Company plans to focus on rolling out applications of APM's technology to industry and governmental regulatory bodies in the public health and safety field. Industries such as transport and food processing that are subject to regulatory reporting requirements will be targeted. Opportunities to incorporate customized appliances based on the GC2000 platform, developed in 2001, as a key component of APM's services will be sought.

In the current market, with the downturn in the High Tech sector of the economy and stock market valuations, it is clear to management that financing for an ambitious marketing program for the GC2000 appliance is not warranted during the next 12 months. As a result our resources will be focused on the development of APM's ASP business. The tentative minimum budget for the next 12 months is, in order of priority:

(1) These estimated expenditures are to the identify and negotiate the potential acquisitions of businesses that complement the current operations of the Company.

Based on a conservative estimate of $2,000,000 in sales generating a gross profit of $500,000 in 2003, an additional $600,000 will have to be raised in the next twelve months. We plan to raise the additional capital required, primarily through the private placement of our securities. Management anticipates that financing of this budget can be arranged with existing shareholders and from the sale of marketable securities. Should the required financing not be forthcoming the Company would face liquidation.

Upon additional funding becoming available, they will be directed toward accelerating the expansion of the Company's ASP business.

The Company does not anticipate making any significant purchases of plant or equipment and does not anticipate there will be any significant change in the number of employees during 2003.

The year 2003 will be challenging. The Company's ability to expand its market of the Assur products is dependent on additional financing which, in the current economic climate, may not be available. No forecast of commercial revenue is possible at this time.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current service offerings and any new service offerings that we may introduce, the continuing successful development of our service offerings and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Recent Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addressed the accounting for and disclosure of guarantees. Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

A summary of the Company's significant accounting policies follows.

Revenue Recognition

The Company recognizes revenue from hosting and access services as the services are performed, generally on a straight-line basis over the hosting contracts. Deferred revenue results from amounts received for co-location and bandwidth services as well as web hosting services prior to the revenue being earned. Consulting revenue is recognized as the services are performed. Sales of hardware are recognized as revenue on the date the products are delivered to the customers' premises, at which time title to the hardware transfers to the purchaser.

Valuation of Goodwill

Goodwill represents acquisition costs in excess of the fair value of net tangible assets of WWO purchased. The Company follows SFAS No. 142 "Goodwill and Other Intangible Assets". As a result of the adoption of SFAS 142, the Company evaluates goodwill annually for impairment, or earlier if potential indicators of impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgement in the assumptions underlying the approach used to determine the value of the reporting units. Changes in the Company's strategy and/or market conditions could significantly impact these judgements and require adjustments to recorded amounts of goodwill. The Company evaluates the fair values of its reporting units using the discounted cash flow approach that uses forward looking information regarding market share, revenues and costs for each reporting unit and appropriate discount rates. As a result, changes in these assumptions or discount rates could materially change the outcome of each reporting unit's fair value determination in future periods, requiring a further future write-down of goodwill.

Allowance for Doubtful Accounts

The Company's accounts receivable are shown net of an allowance for doubtful accounts of $5,766 (2001 - $ nil) at December 31, 2002. Accounts receivable are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators. Any recoveries will be recognized when the proceeds are received. During the year, the Company also elected to write-off advances to an unrelated company in the amount of $213,461.

Software Development Costs

Statement of Position ("SOP") 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued in March 1998. The Company follows SOP 98-1 in connection with its computer software developed for internal use. SOP 98-1 requires all costs related to the development of internal use software other than those incurring during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

The Company follows the provisions of SFAS No. 2 in recording research and development expenses related to their online services. Under SFAS No. 2, all such expenses are charged to the Statement of Operations as incurred. In accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs incurred in the research and development of products containing the Company's software development costs incurred in the development of software are expensed as incurred until technological feasibility in the form of a working model has been established and after the product is available for general release to the customer. No costs have been capitalized during the period to December 31, 2002 as the Company has not reached technological feasability on such software.

Stock-based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans. Under APB Opinion No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. Such compensation is recognized on a straight-line basis over the respective vesting periods.

SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company recognizes as an expense, compensation to non-employees in respect of stock options under the fair value based method using the Black-Scholes Option Pricing model.

Stock options granted to non-employees are accounted for in accordance with the fair value based method prescribed in SFAS No. 123 using the Black-Scholes option pricing model. Stock compensation for non-employees is re-measured quarterly until such options vest.

Item 7. Financial Statements.

The following Carmina Technologies Inc. and subsidiaries consolidated financial statements for the year ended December 31, 2002 and 2001 are filed as part of this report: - Consolidated balance sheets - Consolidated statements of operations - Consolidated statements of comprehensive loss - Consolidated statements of capital deficit - Consolidated statements of cash flows - Notes to consolidated financial statements

The following WorldWide Online Corp. (predecessor company) financial statements for the nine months ended September 30, 2002 and the year ended December 31, 2001 are filed as part of this report: - Balance sheets - Statements of operations - Statements of cash flows - Statements of comprehensive income (loss) - Statements of capital deficit - Notes to financial statements

CARMINA TECHNOLOGIES INC.

AND SUBSIDIARIES

(in US Dollars)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

FINANCIAL STATEMENTS TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders Carmina Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Carmina Technologies, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive loss, capital deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carmina Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit and has not earned sufficient revenues to cover its operating costs which raises substantial doubt about its ability to continue as a going concern.

Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants April 25, 2003 Calgary, Alberta

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
( in US Dollars)

	December 31,	December 31,
As at:	2002	2001

CURRENT ASSETS
Cash	$42,930	$16,326
Accounts receivable (Note 1 (j))	33,430	44
Other receivable	15,648	14,649
Prepaid expenses	12,524	40
Inventory (Note 1(l))	17,760	10,661
Marketable securities (Note 1(k))	9,048	60,802

Total Current Assets	131,340	102,522

Advances (Note 1(m))	--	213,461

PROPERTY AND EQUIPMENT (Note 4)	95,031	27,768
GOODWILL (Note 3)	495,065	--

TOTAL ASSETS	$721,436	$343,751

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES
Accounts payable	$238,195	$68,741
Due to related party (Note 1(o))	486,743	462,415
Accrued expenses	20,627	7,523
Capital lease (Note 5)	5,702	--
Deferred revenues (Note 1 (c))	24,462	--

Total Current Liabilities	775,729	538,679

CAPITAL DEFICIT
Common stock: 40,000,000 shares authorized no par value,
23,467,300 shares (2001 - 21,917,300)	2,288,482	1,383,982
Additional paid in capital	1,350,229	867,000
Accumulated other comprehensive income
-foreign exchange losses	(17,668)	(12,881)
Accumulated deficit	(3,675,336)	(2,433,029)

Total Capital Deficit	(54,293)	(194,928)

TOTAL LIABILITIES & CAPITAL DEFICIT	$721,436	$343,751

See accompanying notes to the consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in US Dollars)

		For the		For the
		year ended		year ended
		December 31,		December 31,
		2002		2001

REVENUES	$		$
Hosting and access		109,561		--
Consulting		34,631		--
Hardware sales		30,452		--

		174,644

COST OF REVENUES
Hosting and access		75,341		--
Consulting		18,526		--
Hardware		18,991		--
Depreciation		14,000		--

COST OF REVENUES		126,858		--

GROSS PROFIT		47,786		--

EXPENSES
General and administrative (Notes 1(s) and 8)		772,106		697,191
Selling and marketing		22,396		--
Depreciation		4,673		178
Research and development		322		44,381

Total Expenses		799,497		741,750

LOSS FROM OPERATIONS		(751,711)		(741,750)

OTHER INCOME (EXPENSE)
Unrealized loss on investments		(51,809)		(552,961)
Writedown of advances (Note 1(m))		(213,461)		--
Loss on settlement of debt (Note 7 (c))		(223,000)		--
Interest and other income		782		3
Interest expense		(3,108)		(87)

Total Other Expense		(490,596)		(553,045)

NET LOSS		$(1,242,307)		$(1,294,795)

BASIC AND DILUTED LOSS PER SHARE		$(0.06)		$(0.06)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING		22,196,368		21,564,903

See accompanying notes to the consolidated financial statements.

	CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES
	Consolidated Statements of Comprehensive Loss
	(in US Dollars)

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2002	2001

NET LOSS	$(1,242,307)	$(1,294,795)
OTHER COMPREHENSIVE LOSS
Foreign exchange translation gains (losses)	(4,787)	4,841

COMPREHENSIVE LOSS	$(1,247,094)	$(1,289,954)

See accompanying notes to the consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Capital Deficit

 (in US Dollars)

				Accumulated
	Common	Stock	Additional	Other

			Paid in	Comprehensive	Accumulated
	No. of Shares	Amount	Capital	Losses	Deficit	Total

Balance, Jan. 1, 2001	21,502,300	$1,316,232	$401,000	(17,722)	$(1,138,234)	$561,276
Options exercised for
settlement of debt (Note 7)	365,000	36,500	--	–	--	36,500
Common stock issued to
consultant for services to the
Company (Note 7)	50,000	31,250	--	–	--	31,250
Compensation expense on
options issued to consultants
and employees (Note 6(a))	–	--	306,000	–	--	306,000
Services contributed by
officers of the Company
(Note 8)	–	--	160,000	–	--	160,000
Other comprehensive losses	–	–	--	4,841	--	4,841

Net loss for the year	–	–	--	--	(1,294,795)	(1,294,795)

Balance, Dec. 31, 2001	21,917,300	1,383,982	867,000	(12,881)	(2,433,029)	(194,928)
Common stock issued in
settlement agreement
(Note 7)	20,000	14,000		–	--	14,000
Common stock issued to
consultant for signing bonus
(Note 7)	100,000	70,000		–	--	70,000
Common stock issued in
purchase agreement (Note 7)	650,000	357,500		–	--	357,500

Options exercised for cash	80,000	8,000		–	--	8,000
Common stock issued for
settlement of debt to related
company (Note 7)	700,000	455,000		–	--	455,000
Warrants issued for
settlement of debt to related
company (Note 6 (a))	--	--	223,000	--	--	223,000
Compensation expense on
options issued to consultants
and employees (Note 6 (b))	–	--	140,229	–	--	140,229
Services contributed by
officers of the Company
(Note 8)	–	--	120,000	–	--	120,000
Other comprehensive losses	–	–		(4,787)	--	(4,787)

Net loss for the year	–	–		--	(1,242,307)	(1,242,307)

Balance, Dec. 31, 2002	23,467,300	$2,288,482	$1,350,229	(17,668)	$(3,675,336)	$(54,293)

See accompanying notes to the consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in US Dollars)

	For the year ended
	December 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,242,307)	$(1,294,795)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	18,673	178
Stock issued for services (Note 7)	70,000	31,250
Services contributed by officers (Note 7)	120,000	160,000
Unrealized loss on securities	51,809	552,961
Loss on settlement of debt (Note 6 (a))	223,000	--
Compensation expense through issuance of options (Note 6 (b))	140,229	306,000
Writedown of advances (Note 1 (m))	213,461	–
Changes in operating assets & liabilities (net of the acquired business):
(Increase) decrease in receivables	(14,854)	(5,888)
(Increase) decrease in prepaid expenses	5,968	(40)
(Increase) decrease in inventory	(7,099)	(10,661)
Increase (decrease) in accounts payable & accrued expenses	(83,422)	39,340
Increase (decrease) in deferred revenues	(60)	--

Net Cash Used in Operating Activities	(504,602)	(221,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased in acquisition	69,942	--
Due from related party (Note 1 (o))	–	16,257
Advances (Note 1 (m))	–	(186,797)
Purchase of property and equipment	(18,943)	(25,904)

Net Cash Provided (Used) by Investing Activities	50,999	(196,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party (Note 1 (o))	473,247	431,629
Capital lease payments (Note 5)	(1,040)	--
Issuance of common stock for cash	8,000	–

Net Cash Provided by Financing Activities	480,207	431,629

NET INCREASE IN CASH	26,604	13,530

CASH AT BEGINNING OF PERIOD	16,326	2,796

CASH AT END OF PERIOD	$42,930	$16,326

*See Note 10 for Statement of Cash Flows supplementary information.

See accompanying notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

 (In US Dollars)

NOTE 1 - NATURE OF BUSINESS

Upon completion of the acquisitions described below, the Company develops and markets technological services in the performance monitoring sector.

The consolidated financial statements presented include those of Carmina Technologies, Inc., its wholly owned subsidiaries, Carmina Canada Inc. (CCI), Assured Performance Monitoring, Inc. (APM) and WorldWide Online Corp. (WWO). Collectively, they are referred to herein as "the Company."

Carmina Technologies, Inc. (Carmina) was incorporated under the laws of the State of Utah on March 5, 1973.

On February 9, 2000, the Company completed an Agreement and Plan of Reorganization whereby Carmina issued 16,000,000 shares of its common stock in exchange for all of the outstanding common stock of Carmina Canada Inc.

The reorganization was accounted for as a recapitalization of CCI because the shareholders of CCI control the Company after the acquisition. Therefore, the financial statements are presented as a continuation of CCI.

APM

APM develops and markets the ASSUR family of monitoring services. Using proprietary software, the ASSUR products facilitate the planning and scheduling and monitor the execution of critical services and confirm proof of delivery and execution.

September 2001, the Company signed a joint venture, financing and management agreement with Libaric, APM and Barrie Richardson (Richardson). Pursuant to the agreement Libaric agreed to contribute the intellectual property and other assets related to Libaric's business of service performance monitoring to AOM, which will carry on the business previously carried on by Libaric. The interests in APM of Libaric and Carmina, in consideration of their initial contributions, were to have been 600,000 shares and 400,000 shares respectively. By March 28, 2002 Carmina had made its final contribution and received its full 400,000 shares.

During the third quarter of 2002 the Company reached a settlement with the former owners of Libaric relieving Libaric from fulfilling some of its undertakings pursuant to the terms of the September 2001 agreement setting up APM. Previously APM was to be a joint venture, under the settlement the former owners of Libaric were issued 20,000 Carmina shares for the exclusive use of the PestAssur Software. Management estimates that, over the next twelve months, a minimum of $400,000 will be required to cover overhead (supplying call center, central services and marketing) and investment in APM.

WWO

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from WorldWide Data Inc, for a consideration of 650,000 restricted shares of the Company valued at $357,500. An additional 350,000 or 600,000 shares will be delivered by September 30, 2003 provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly (Note 3). As a result of the acquisition, WWO is considered to be the predecessor business.

Financial statements of WWO for the nine-month period ended September 30, 2002 and December 31, 2001 are presented separately in the Company's 2002 10-KSB Annual Report.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

WWO is a Toronto-based, Managed Service Provider offering business-to-business solutions for clients in

Canada, the USA and Europe. Supported by a team of seven design and development professionals, WWO hosts, manages and builds corporate solutions covering a wide range including web hosting, application development, e-commerce infrastructures, knowledge management and business process improvement complemented by a suite of internet working solutions involving design, implementation and management of client networks. WWO is the implementation, support and technical services provider for APM and other company subsidiaries. A summary of the Company's significant accounting policies are as follows:

a. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end. Prior to the acquisition of WWO in October 1, 2002 (Note 3), the Company was considered to be in the development stage and presented its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". During the period from the Company's inception in May 1999 to September 30, 2002 (the development stage), the Company accumulated a deficit of $3,168,101. On October 1, 2002, the Company emerged from the development stage as it commenced operations.

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

c. Revenue Recognition

The Company recognizes revenue from hosting and access services as the services are performed, generally on a straight-line basis over the hosting contracts. Deferred revenue results from amounts received for co-location and bandwidth services as well as web hosting services prior to the revenue being earned. Consulting revenue is recognized as the services are performed. Sales of hardware are recognized as revenue on the date the products are delivered to the customers' premises, at which time title to the hardware transfers to the purchaser.

d. Principles of Consolidation

The consolidated financial statements include those of Carmina Technologies, Inc., its wholly owned subsidiaries, Carmina Canada Inc., Assured Performance Monitoring Inc. and WorldWide Online Corp. All significant intercompany accounts and transactions have been eliminated.

e. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Diluted earnings per share reflects potential dilution of securities that could share in earnings of an entity. Common stock equivalents, consisting of 700,000 warrants (2001 -1,000,000) and 2,660,000 options (2001 - 1,775,000), have not been included in the calculation as their effect is anti-dilutive for the periods presented.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

f. Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, marketable securities, advances, accounts payable, accrued expenses, and amounts due to related party approximate fair value because of the immediate or short-term maturity of these financial instruments.

g. Goodwill

The Company follows SFAS No. 142 "Goodwill and Other Intangible Assets". As a result of the adoption of SFAS 142, the Company evaluates goodwill annually for impairment, or earlier if potential indicators of impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgement in the assumptions underlying the approach used to determine the value of the reporting units. Changes in the Company's strategy and/or market conditions could significantly impact these judgements and require adjustments to recorded amounts of goodwill. The Company evaluates the fair values of its reporting units using the discounted cash flow approach that uses forward looking information regarding market share, revenues and costs for each reporting unit and appropriate discount rates. As a result, changes in these assumptions or discount rates could materially change the outcome of each reporting unit's fair value determination in future periods, requiring a further future write-down of goodwill.

h. Provision for Taxes

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

At December 31, 2002, the Company had net operating loss carry forwards of approximately $2,929,000 (2001-$1,747,000) that may be offset against future taxable income through 2022. No tax benefit has been reported in the consolidated financial statements, because the Company believes it is more likely than not that the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount. The Company evaluates its valuation allowance requirements based on projected future operations when circumstances change and which may cause a change in managements' judgement about the recoverability of deferred tax assets. The impact of any change would be reflected in current income.

The components of deferred taxes are as follows:

		December 31,	December 31,
As at		2002	2001

DEFERRED TAX ASSET:
Unused tax losses carry forward		$1,095,000	$630,000
Fixed assets		19,000	--
Unrealized losses		263,000	245,000

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

NET DEFERRED TAX ASSET	1,377,000	875,000
Valuation allowance	(1,377,000)	(875,000)

	$–	$--

During 2002, the Company purchased WWO and, accordingly, acquired WWO's accumulated tax loss carry-forwards and fixed assets, to which temporary differences exist. If and when the benefits are realized, the benefit will be recorded as a reduction to goodwill. A valuation allowance of $60,000 has been provided against the WWO deferred tax assets acquired.

The provision for income taxes differs from the amount estimated using the United States federal statutory income tax rate as follows:

STATUTORY TAX RATE	34%	34%
Income taxes at statutory rate	(422,000)	(440,000)

Differential on income earned in foreign jurisdiction	(20,000)	(16,000)
Change in valuation allowance	442,000	456,000

	$--	$--

i. Foreign Exchange

Transactions conducted in foreign currencies are translated as follows:

At the transaction date, each asset, liability, revenue and expense is translated by use of the exchange rate in effect at that date. At the period end date monetary assets and liabilities are translated using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in income in the current period. Assets and liabilities of the Company are translated into US dollars (the reporting currency) by using the year-end exchange rate, revenue and expenses are translated using the average exchange rate for the period and the translation gains/losses are included in other comprehensive income in the consolidated balance sheet. The functional currency is the Canadian dollar.

j. Allowance for Doubtful Accounts

The Company's accounts receivable are shown net of an allowance for doubtful accounts of $5,766 (2001 - $ nil) at December 31, 2002. Accounts receivable are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators. Any recoveries will be recognized when the proceeds are received. During the year, the Company also elected to write-off advances to an unrelated company (see Note 1(m)).

k. Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.'s common stock as trading securities at December 31, 2002. The fair value of the Company's marketable securities is estimated based on quoted market prices for those investments. The fair value of Qnetix, Inc. marketable securities based on the last market priced sale of shares at December 31, 2002 was $2,298 (2001 - $4,552).

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

The Company also held 225,000 shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at December 31, 2002. The fair value of Power Interactive Inc. marketable securities based on the last market priced sale of shares at December 31, 2002 was $6,750 (2001 - $56,250).

Because the Company's marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment.

l. Inventory

Inventory is carried at the lower of cost and net realizable value and include license fees carried per unit for 3rd party database engines embedded into the Company's products, hardware and work-in-progress.

	2002	2001

License fees	$10,661	$10,661

Hardware	2,028	--

Work-in-progress	5,071	--

	$17,760	$10,661

m. Advances

Advances were to an unrelated company in the Internet travel business for which shares of the unrelated company were to be issued for consideration. The Company has advanced no funds since August of 2001. In light of the lack of progress concerning collection of or realization of this advance and the fact that the unrelated company has experienced difficulties in developing its business, management has elected to write off this advance in 2002.

n. Property and Equipment

Property and equipment are carried at cost less accumulated amortization.		Amortization is provided for using the
following methods and annual rates (one-half the normal amortization is provided for in the year of acquisition):

Furniture and fixtures -	20% declining
Computer hardware -	30% declining
Computer software -	30% declining

o. Related Party Transactions

Amounts Due to a Related Party consist of $439,501 (2001 - $462,415) due to Rhonda Corporation, a party related by virtue of being a significant shareholder of the Company, and $47,242 (2001- $nil) due to directors and officers of the Company. On December 9, 2002, Rhonda Corporation elected to reduce the debt owed to it by the Company by accepting a private placement of 700,000 units for the amount of $455,000. Each unit consists of 1 common share and 1 warrant. These amounts are unsecured, non-interest bearing with no terms of repayment.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

During the year ended 2002, the Company paid $38,849 in consulting fees to directors of the Company. During the year ended December 31, 2002, management fees of $25,575 (2001 - $25,308) was paid to Rhonda Corporation

p. Warranty Costs

Sales occurring in 2002 were related to services and proprietary software. Customers are required to independently determine that the proprietary software meets its needs and that they will not rely on representations made by the Company as to the suitability of the proprietary software for any particular purpose. Deals involving equipment carry the manufacturer warranty only. Accordingly, there is no warranty cost expense or accrual.

q. Cost-sharing Agreement

The Company's operations are paid for and maintained under a written cost-sharing agreement with Rhonda Corporation, a related party by virtue of being the controlling shareholder and having common management. The Company will reimburse the related party for 50% of certain administrative expenses. The remuneration will be reviewed every 3 months based on the level of activity of the Company. The audit committee of the Company must approve any adjustments recommended prior to final agreement with Rhonda Corporation.

r. Software Development Costs

SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued in March 1998. The Company follows SOP 98-1 in connection with its computer software developed for internal use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software (Note 4).

The Company follows the provisions of SFAS No. 2 in recording research and development expenses related to their online services. Under SFAS No. 2, all such expenses are charged to the Statement of Operations as incurred. In accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs incurred in the research and development of products containing the Company's software development costs incurred in the development of software are expensed as incurred until technological feasibility in the form of a working model has been established and after the product is available for general release to the customer. No costs have been capitalized during the period to December 31, 2002 as the Company has not reached technological feasibility on such software.

s. Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only items of comprehensive loss are cumulative translation adjustments.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

t. Stock-based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans. Under APB Opinion No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. Such compensation is amortized on a straight-line basis over the respective vesting periods.

SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

Stock options granted to non-employees are accounted for in accordance with the fair value based method prescribed in SFAS No. 123 using the Black-Scholes option pricing model. Stock compensation for non-employees is re-measured quarterly until such options vest.

The Company does not plan to adopt the fair value based method fo accounting for stock-based compensation to employees. Had full compensation cost for the Company's stock options issued to employees, directors and officers been recorded using the fair value based method related pro-forma information required under SFAS No. 123 would have been as follows:

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2002	2001

Reported net loss	$(1,242,307)	$(1,294,795)

Add: stock-based compensation expense included
in reported net loss	18,092	147,000
Deduct: total stock-based compensation expense
determined under the fair value based method	(119,608)	(174,294)

Proforma net loss	$(1,343,823)	$(1,322,089)

Reported loss per share, basic and diluted	$(0.06)	$(0.06)

Proforma net loss per share, basic and diluted	$(0.06)	$(0.06)

For the proforma disclosures, fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: No dividends have been issued. The US treasury rate for the period equal to the expected life of the options (5.0%) (2001 – 6.25%) was used as the risk-free rate. The volatility used was 110% (2001 – 1%) based on historical price per share of shares sold. The value is also recognized over the vesting terms of the options which is the expected life of 3 to 9 years.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

u. Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board finalized FAS 146, Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 addresses the accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognizing the liability at the date of an entity's commitment to an exit plan as defined in Issue 94-3. SFAS 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Upon adoption, management does not expect any impact to its financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addressed the accounting for and disclosure of guarantees. Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

v. Comparative Figures

Certain comparative figures have been restated to conform to the current year's presentation.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the satisfaction of assets and liquidation of liabilities and commitments in the normal course of business. The Company incurred an operating loss of $1,242,307 for the year ended December 31, 2002, has an accumulated deficit of $3,675,336, has negative working capital of $644,389 and has insufficient revenues to cover its operating costs. Management's plans to continue as a going concern for the next twelve months include (1) continued growth of its sales revenues through APM and from the acquisition of WWO, (2) raising a minimum of $600,000 of additional capital through sales of common stock, the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (3) the use of stock options to pay for employee compensation and marketing services. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - BUSINESS COMBINATION

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from WorldWide Data Inc, for a consideration of 650,000 restricted shares of the Company valued at $357,500. An additional 350,000 or 600,000 shares will be delivered by September 30, 2003 provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly. To obtain the maximum of 1,250,000 shares, WWO must achieve gross revenues of CAN $1,400,000 (approximately $895,000), gross margins of CAN $500,000 (approximately $320,000) and cumulative EBITDA of CAN $60,000 (approximately $38,000) in the twelve month period. The amount of consideration was arrived at in arm's length negotiations with the vendor and the price per share was based on the most recent sale price of the Company's stock on the OTCBB prior to signing the letter of intent August 26, 2002.

The acquisition of WWO provided Carmina with the technical personnel, operational capacity and support framework needed to bring APM products to market. Additionally, WWO products and services are complementary to those offered by APM, thereby providing an opportunity to integrate WWO products and services with those of APM.

The operations of WWO have been included in the Company's consolidated financial statements for the period from October 1, 2002 (acquisition date) to December 21, 2002. The acquisition of WWO has been accounted for by the purchase method, with the Company being the acquirer, based on the fair values of the assets or liabilities acquired, as follows:

	Book Value	Fair Value	Discrepancy

Current assets	$105,215	$105,215	$--
Current liabilities	(296,351)	(296,351)	--

Negative working capital	(191,136)	(191,136)	--
Fixed assets	55,753	55,753	--
Long-term portion of capital lease obligations	(2,182)	(2,182)
Goodwill	--	495,065	(495,065)

Net assets acquired	$(137,565)	$357,500	$(495,065)

Purchase price being the value attributed to the
	$357,500	$357,500
shares acquired

The goodwill resulting from this acquisition has no tax consequences as the amount is not deductible for tax purposes.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

Unaudited proforma results had the acquisition occurred at January 1, 2002 and 2001 are as follows:

	For the year ended	For the year ended
	December 31, 2002	December 31, 2001
	(unaudited)	(unaudited)

Revenues	$804,844	$849,402
Net loss for the year	$(1,283,003)	$(1,474,025)
Net loss per share	$(0.06)	$(0.07)

NOTE 4 - PROPERTY AND EQUIPMENT

	2002	2001

Computer hardware	$82,578	$20,860
Computer software	22,280	5,044
Office furniture & fixtures	9,241	2,259

	114,099	28,163
Less accumulated depreciation	(19,068)	(395)

	$95,031	$27,768

NOTE 5 - CAPITAL LEASE

The Company has entered into a lease agreement to purchase equipment. The lease has an implicit rate of 18.819%. The following is a schedule of the aggregate future minimum lease payments under the terms of the lease:

		2002	2001

	Total minimum lease payments	$6,389	$--
	Less deferred financing charges	687	--

	Obligations under capital leases	$5,702	$--

NOTE 6 - WARRANTS AND OPTIONS

a.	Warrants

Each warrant outstanding is exercisable to one common share at an exercise price of $1 per warrant until

December 9, 2004. A summary of the status of the Company's warrants as of December 31, 2001 and changes during the twelve months ending December 31, 2002 are presented below:

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(In US Dollars)

		Weighted
		Average
	Warrants	Exercise Price

Outstanding and exercisable, January 1, 2001 and 2002	1,000,000	$1.00
Expired	(1,000,000)	1.00
Issued	700,000	1.00

Outstanding and exercisable, December 31, 2002	700,000	$1.00

The warrants outstanding at period end were issued to a party related by virtue of being the major stockholder in conjunction with the 700,000 common shares issued on December 9, 2002. The value attributed to these warrants was $223,000, determined using the Black-Scholes option pricing model using the following assumptions: No dividends. The US treasury rate for the period equal to the expected life of the warrants (5.0%) was used as the risk-free rate. The volatility used was 110%.

The warrants that are vested at December 31, 2002 are summarized as follows:

b. Stock Options

On February 12, 2000 (as amended on August, 26, 2002), the Company's Board of Directors approved a Stock Option Plan. The Plan provides for the granting of stock options to key employees, directors and consultants to purchase up to 3,000,000 common shares of the Company. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.

Employees

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans. Under APB Opinion No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. Such compensation is recognized on a straight-line basis over the vesting periods of the respective options.

A summary of the status of the Company's options accounted for under APB No. 25 and changes during the years ending December 31, 2002 and 2001 is presented below:

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

 (In US Dollars)

Options accounted for in accordance with APB No. 25 as at December 31, 2002 are summarized as follows:

	Outstanding		Weighted	Exercisable

			Average
	Number	Weighted	Remaining	Number	Weighted
	Outstanding at	Average	Contractual	Exercisable at	Average
Exercise Price	Dec. 31, 2002	Exercise Price	Life	Dec. 31, 2002	Exercise Price

Range - $0.10	480,000	$0.10	4.94 years	310,000	$0.10
Range - $0.55	610,000	$0.55	4.67 years	--	$0.55
Range - $0.60	400,000	$0.60	4.81 years	100,000	$0.60
	1,490,000	$0.42		610,000	$0.24

In 2002, compensation expense of $18,092 (2001 - $147,000) was recognized in respect of options granted to employees at an exercise price less than the quoted market price on the date of grant. Included in stock option compensation in 2001 is $126,000 in respect of 240,000 options exercised at $0.10 per share in 2001 in exchange for notes receivable when the market value was $0.625. The effect of the new measurement date resulted in compensation expense for 2001.

Non-employees

FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to record compensation costs for the Company's stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123. Unvested stock options are measured quarterly for the purpose of determining stock option compensation.

A summary of the status of the Company's options accounted for under SFAS No. 123 and changes during the years ending December 31, 2002 and 2001 are presented below:

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

Options accounted for under SFAS No. 123 as at December 31, 2002 are summarized as follows:

	Outstanding			Exercisable

			Weighted
			Average		Weighted
	Number	Weighted	Remaining	Number	Average
	Outstanding at	Average	Contractual	Exercisable at	Exercise
Exercise Price	Dec.31, 2002	Exercise Price	Life	Dec. 31, 2002	Price

Range - $0.10	520,000	$0.10	4.75 years	340,000	$0.10
Range - $0.50	650,000	0.50	3.40 years	375,000	0.50

	1,170,000	$0.32		715,000	$0.31

Compensation expense of $122,137 (2001 - $159,000) has been recognized in respect of options granted and cancelled to non-employees based on the value attributable to these options as described above. Fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: No dividends. The US treasury rate for the period equal to the expected life of the options (5.0%) (2001 – 5.00%) was used as the risk-free rate. The volatility used was 110% (2001 – 1%) The value is also recognized over the vesting terms of the options which is the expected life of 3 to 9 years.

NOTE 7 - COMMON STOCK

a.) During 2002 the Company reached a settlement with the owners of Libaric Inspection Technologies Inc. Under the settlement the owners of Libaric agreed to accept 20,000 shares of the Company and are relieved from fulfilling some of its undertakings. APM remains a wholly owned subsidiary of the Company. These shares were recorded as an exchange for software (Note 4) at $0.70 per share, being the quoted market value of the Company's common stock around the agreement date.

b.) The Company also issued 100,000 shares as a signing bonus to an officer of the Company on renewal of his contract as Vice-President of APM. These shares were expensed at $0.70 per share, being the quoted market value of the Company's common stock around the agreement date. . As a further incentive, the individual can

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

earn another 100,000 shares of the Company upon APM achieving a gross profit of any kind over a three month period to be valued at the current market at the time. As there has been no gross profit in APM as at December 31, 2002, no shares have been issued.

c.) On December 9, 2002, the Company entered into an agreement to complete a placement of 700,000 units to a related company (the controlling shareholder) for settlement of debt in the amount of $455,000. Each unit consisted of 1 share and 1 warrant exercisable into common shares at $1 per share until expiry in December 2004. The value assigned to the common stock was based upon the quoted market price of the Company's common stock around the agreement date totaling $455,000. The warrants were valued at $223,000 using the Black-Scholes option pricing model (Note 6 (a)). The settlement resulted in a loss of $223,000 being recognized in the 2002 Consolidated Statements of Operations. The warrants were issued in December 2002, but the share certificate was issued subsequent to December 31, 2002. These consolidated financial statements reflect the shares as issued at December 31, 2002 as the debt between the parties was extinguished as of December 9, 2002.

d.) On October 15, 2002 and effective October 1, 2002, the Company issued 650,000 restricted shares of the Company valued at $357,500 based on market priced sale of shares of $0.55 to acquire all the issued shares of WorldWide Online Corp. (WWO). WWO is a Toronto-based, Managed Service Provider offering business-to-business solutions for Canada, the USA and Europe. WWO's customer base and product roster will be added to that of APM, with WWO providing the operational services and support and APM providing sales and marketing for the combined business.

e.) In November 2001, 365,000 options were exercised by employees and consultants for a note. The note was assumed by a related company, (related by virtue of being a major shareholder), to settle a portion of debt that was owed to it.

f.) During the 4th quarter of 2001, the Company issued 50,000 shares to a consultant for extensive and significant services contributed to the President and the Company. These shares were valued at $0.625 per share. The 50,000 restricted shares were issued in December 2001.

Amounts recorded in respect of the above common shares issued were based on the trading price of the

Company's common shares around the respective agreement dates. Unless otherwise noted, the common shares are non-forfeitable and fully vested on the issuance date.

NOTE 8 - MANAGEMENT FEES

The Company has three (2001 - four) officers, which contribute about one half of their time to the Company. Although no cash was paid for their services, the value of their services is estimated at $40,000 per year for each officer. For the year ended December 31, 2002 the Company expensed $120,000 (2001 - $160,000) as management fees and showed the amount as services contributed to the Company on the Consolidated Statement of Stockholders' Equity. The balance of the management fees, for the year ended December 31, 2002, of $25,575 (2001 - $25,308) was paid to Rhonda Corporation.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the year end, the Company issued 200,000 options exercisable at $1.50 per share to an employee of the Company. These options vest 25% at March 24, 2003 and 25% each year subsequent. All 200,000 options

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

expire March 24, 2008.

Additionally, a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash of $4,000 on February 28, 2003. On March 3, 2003 a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash of $4,000. On March 3, 2003 a director and officer of the Company exercised 160,000 options at $0.10 per share for total cash of $16,000. On April 1, 2003 a consultant of the Company exercised 700 options at $0.50 per share for total cash of $350. On April 1, 2003, directors, officers and consultants exercised 760,000 options at $0.10 per share for a total value of $76,000. As payment, per Section 8 (e) (ii) of the Stock Option Plan As Amended August 26, 2002, 49,500 shares were returned to the Company in settlement of the option exercise price and the Company issued 710,500 shares to the optionees.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

  (In US Dollars)

The Company had not acquired the WWO segment and had not generated any sales in APM in 2001.

Substantially all of the Company's sales are to customers based in Canada. All of the Company's fixed assets are located in Canada.

Major Customers

61% of sales in 2002 (2001 - nil) were made up of sales to two customers, individually representing 45% (2001 -nil) and 16% (2001 - nil) of sales for 2002.

NOTE 12 - COMMITMENTS

The Company entered into a lease agreement for its' premises, which expires on August 31, 2005. Minimum annual lease payments for the remaining term of the lease are as follows:

Period ended:	Amount

December 31, 2003	$31,891
December 31, 2004	$31,891
December 31, 2005	$21,260

During the year ended December 31, 2002, the Company expensed approximately $40,673 (2001 - $21,255) in rent.

WorldWide Online Corp.
Financial Statements
For the nine month period ended September 30, 2002
and year ended December 31, 2001

Contents

Auditors' Report	43
Comments by Auditors for US Readers
On Canada - US Reporting Differences	44

Financial statements
Balance Sheets	45
Statements of Operations	46
Statements Cash Flows	47
Statements of Comprehensive Loss	48
Statements of Capital Deficit	49
Notes to Financial Statements	50 - 57

Auditors' Report

To the Directors of WorldWide Online Corp.

We have audited the balance sheets of WorldWide Online Corp. as at September 30, 2002 and December 31, 2001 and the statements of operations, cash flows, comprehensive loss, and capital deficit for the nine-month period ended September 30, 2002 and year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall non-consolidated financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the

Company as at September 30, 2002 and December 31, 2001 and the results of its operations and its cash flows for the nine-month period ended September 30, 2002 and the year ended December 31, 2001 in accordance with United States generally accepted accounting principles.

Chartered Accountants

Calgary, Alberta April 25, 2003

Comments by Auditors for US Readers

 On Canada - US Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1 to the financial statements. Our report to the directors dated April 25, 2003 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

Chartered Accountants

Calgary, Alberta

 April 25, 2003

	WorldWide Online Corp.
		Balance Sheets
	(Stated in United States Dollars)

	As at	As at
	September 30,	December 31,
	2002 (1)	2001

Assets
Current
Cash and term deposits	$69,942	$161,854
Accounts receivable (net of allowance of $7,636 (2001 - $3,950))	20,103	51,902
Prepaid expenses	15,170	9,016

	105,215	222,772

Fixed assets (Note 3)	55,753	53,594

	$160,968	$276,366

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$267,051	$329,465
Deferred revenue	24,693	32,072
Current portion of capital lease (Note 4)	4,607	3,416

	296,351	364,953

Long term portion of capital lease obligation (Note 4)	2,182	5,802

	298,533	370,755

Capital Deficit
Capital stock
Unlimited number of common shares authorized,
no par value, 1,764,706 common shares issued	182,039	182,039
Additional paid in capital (Note 9)	811,241	811,241
Accumulated other comprehensive income
-Foreign exchange gains	33,697	36,177
Accumulated deficit	(1,164,542)	(1,123,846)

	(137,565)	(94,389)

	$160,968	$276,366

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

	WorldWide Online Corp.
	Statements of Operations
	(Stated in United States Dollars)

	For the nine
	month period	For the
	ended	year ended
	September 30,	December 31,
	2002 (1)	2001

Revenues
Hosting and access	$117,733	$208,290
Consulting	333,686	246,292
Hardware sales	176,781	394,820

	$628,200	$849,402

Cost of Revenues
Hosting and access	41,037	76,938
Consulting	141,934	118,826
Hardware	151,498	378,752
Depreciation	--	--

Cost of Revenues	334,469	574,516

Gross Profit	293,731	274,886

Expenses
Depreciation	10,750	20,775
General and administrative	322,229	430,923
Interest on capital lease	2,403	3,484

	335,382	455,182

Loss from operations	(41,651)	(180,296)

Other
Interest income	955	1,066

	955	1,066

Net loss for the period	$(40,696)	$(179,230)

Loss per share - basic	$(0.02)	$(0.10)

Weighted average number of shares outstanding	1,764,706	1,764,706

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

	WorldWide Online Corp.
	Statements of Cash Flows
	(Stated in United States Dollars)

	For the nine
	month period
	ended	For the year ended
	September 30,	December 31,
	2002(1)	2001

Cash flows from operating activities
Net loss for the period	$(40,696)	$(179,230)
Adjustments to reconcile net loss for the period to cash provided by (used in) operating activities:
Depreciation	10,750	20,775

Changes in assets and liabilities:
Accounts receivable	31,799	6,146
Prepaid expenses	(6,154)	956
Accounts payable	(62,414)	242,914
Deferred revenue	(7,379)	6,471

	(74,094)	98,032

Cash flows from financing activities
Repayment of principle portion of capital lease	(2,429)	--

Cash flows from investing activity
Proceeds on disposal of fixed assets	--	13,686
Acquisition of fixed assets	(12,909)	(7,065)

	(12,909)	6,621

Effect of currency fluctuation on cash	(2,480)	(12,597)

Increase (decrease) in cash and term deposits	(91,912)	92,056

Cash and term deposits, beginning of period	161,854	69,798

Cash and term deposits, end of period	$69,942	$161,854

See Note 7 for supplementary cash flow information.

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

	WorldWide Online Corp.
	Statements of Comprehensive Loss
	(Stated in United States Dollars)

	For the nine
	month period	For the year
	ended	ended
	September 30,	December 31,
	2002 (1)	2001

Net loss for the period	$(40,696)	$(179,230)

Other comprehensive income (loss)
Cumulative translation adjustment	(2,480)	37,773

Comprehensive loss	$(43,176)	$(141,457)

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

				WorldWide Online Corp.
				Statements of Capital Deficit
				(Stated in United States Dollars)

				Accum.
			Additional	Other		Total
	No. of	$	Paid-in	Comp.	Accumulated	Capital
	Shares	Amount	Capital	Income	Deficit	Deficit

				$
Balance, December 31, 2000	1,764,706	$182,039	$--	(1,596)	$(944,616)	$(764,173)

Forgiveness of debt (Note 9)	--	--	811,241	--	--	811,241
Cumulative translation
adjustment	--	--	--	37,773	--	37,773
Net loss for the year ended
December 31, 2001	--	--	--	--	(179,230)	(179,230)

Balance, December 31, 2001	1,764,706	182,039	811,241	36,177	(1,123,846)	(94,389)

Cumulative translation
adjustment	--	--	--	(2,480)	--	(2,480)
Net loss for the period ended
September 30, 2002	--	--	--	--	(40,696)	(40,696)

Balance, September 30, 2002
(1)	1,764,706	$182,039	$811,241	$33,697	$(1,164,542)	$(137,565)

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002 and December 31, 2001

1. Organization and Nature of Operations

The Company was incorporated on August 16, 1995 in Ontario, Canada and is a Toronto-based, Managed Service Provider offering business-to-business solutions for clients in Canada, the USA and Europe. Supported by a team of seven design and development professionals, the Company hosts, manages and builds corporate solutions covering a wide range including web hosting, applic ation development, e-commerce infrastructures, knowledge management and business process improvement complemented by a suite of internet working solutions involving design, implementation and management of client networks. On September 30, 2002, the Company's stockholders completed a share exchange agreement with Carmina Technologies, Inc. ("Carmina"), a Utah incorporated company whose shares are publicly traded on the National Association of Securities Dealers Over the Counter Bulletin Board in the United States. Subsequent to September 30, 2002, the Company is a wholly owned subsidiary of Carmina Technologies Inc., (Note 10). The Company has selected December 31 as its fiscal year end.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred recurring operating losses resulting in an accumulated deficit of $1,164,542 at September 30, 2002 and has a working capital deficit of $191,136 at September 30, 2002. Management's plans to continue as a going concern include increased operating cash flow from growth of its revenues supplemented by cash injections to cover any shortfalls from its new parent company, Carmina (Note 10). Carmina plans to raise a minimum of $600,000 via equity issuances in 2003 to cover cash shortfalls in the new consolidated group. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These conditions lead there to be substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements have, in management's opinion, been properly prepared using careful judgement with reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002 and December 31, 2001

2.	Summary of Significant Accounting Policies - continued
	(a)	Fixed assets Fixed assets are recorded at cost. Depreciation is provided at rates calculated to write off the assets over their estimated useful lives as follows:

Computer equipment     30%          Declining-balance basis

Furniture and fixtures     20%         Declining-balance basis

b) Foreign exchange

The Company's functional currency is the Canadian dollar. Assets and liabilities of the Company are translated at the exchange rate in effect at each period end. Revenue and expense accounts are translated at the average rate of exchange prevailing during the period. Translation gains or losses are included in other comprehensive income in these financial statements.

(c)	Cash and short-term deposits Cash and term deposits includes cash in bank and short-term, highly liquid deposits with maturities of three months or less at the time of acquisition.
(d)	Fair value of financial instruments

The Company carries a number of financial instruments. Unless otherwise indicated, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of cash, term deposits, accounts receivable and accounts payable approximate their carrying values due to the short-term or demand nature of the instruments.

(e)	Provision for taxes
The provision (benefit) for income taxes is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized using the liability method for the tax consequences of differences between the tax basis of assets and liabilities and their financial statement carrying amounts at each period end based on enacted tax laws ans statutory tax rates in effect in the years in which the differences are expected to reverse.

(f)	Loss per share The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. There were no common stock equivalents issued or outstanding for the periods presented in these financial statements.

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002 and December 31, 2001

2.  Summary of Significant Accounting Policies - continued

(a)

Fixed assets

Fixed assets are recorded at cost. Depreciation is provided at rates calculated to write off the assets over their estimated useful lives as follows:

Computer equipment                                30%        Declining-balance basis

Furniture and fixtures                               20%        Declining-balance basis

b)

Foreign exchange

The Company's functional currency is the Canadian dollar.  Assets and liabilities of the Company are translated at the exchange rate in effect at each period end.  Revenue and expense accounts are translated at the average rate of exchange prevailing during the period.  Translation gains or losses are included in other comprehensive income in these financial statements.

(c)

Cash and short-term deposits

Cash and term deposits includes cash in bank and short-term, highly liquid deposits with maturities of three months or less at the time of acquisition.

(d)

Fair value of financial instruments

The Company carries a number of financial instruments.  Unless otherwise indicated, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair values of cash, term deposits, accounts receivable and accounts payable approximate their carrying values due to the short-term or demand nature of the instruments.

(e)

Provision for taxes

The provision (benefit) for income taxes is computed on the pretax income (loss) based on the current tax law.  Deferred income taxes are recognized using the liability method for the tax consequences of differences between the tax basis of assets and liabilities and their financial statement carrying amounts at each period end based on enacted tax laws ans statutory tax rates in effect in the years in which the differences are expected to reverse.

(f)

Loss per share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. There were no common stock equivalents issued or outstanding for the periods presented in these financial statements.

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002 and December 31, 2001

2.  Summary of Significant Accounting Policies - continued

(g)

Revenue recognition

The Company recognizes revenue from hosting and access services as the services are performed, generally on a straight-line basis over the hosting contracts.  Deferred revenue results from amounts received for co-location and bandwidth services as well as web hosting services prior to the revenue being earned.  Consulting revenue is recognized as the services are performed.  Sales of hardware are recognized as revenue on the date the products are delivered to the customers' premises, at which time title to the hardware transfers to the purchaser.

(h)

Long-lived assets

Long-lived assets, such as fixed assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded to date.

(i)

Direct costs

Direct costs mainly include payments to companies for co-location services that are resold to customers, cost of domain registrations for customers, and cost of providing internet services.

(j)

Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company's only items of comprehensive loss are cumulative translation adjustments.

(k)

Allowance for doubtful accounts

The Company's accounts receivable are shown net of an allowance for doubtful accounts of $7,636
(December 31, 2001 - $3,950) at September 30, 2002.  Accounts receivable are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.

(l)

Software development costs

SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was
issued in March 1998.  SOP 98-1 requires all costs related to the development of internal use software other than those incurring during the application development stage to be expensed as incurred.  Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. To date, no costs have met the criteria for capitalization.

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002 and December 31, 2001

2.  Summary of Significant Accounting Policies - continued

(m)New accounting pronouncements

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3.  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognizing the liability at the date or an entity's commitment to an exit plan as defined in Issue 94-3.
FAS 146 establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002, with earlier application encouraged.  Upon adoption, management does not expect any impact to its financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,
which addressed the accounting for and disclosure of guarantees.  Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee.  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.
The initial recognition and measurement provisions are effective for all guarantees within the scope of
Interpretation 45 issued or modified after December 31, 2002.

FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research
Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN
46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities crated prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July
1, 2003.  The implementation of this new standard is not expected to have a material effect on the
Company's financial  statements.

3. Fixed Assets

                                                                                                                        2002                    2001

Computer equipment	$ 210,039	$ 197,130
Furniture and fixtures	27,340	27,340
	237,379	224,470
Less accumulated depreciation	(181,626)	(170,876)
	$ 55,753	$ 53,594

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002 and December 31, 2001

4.  Obligations under Capital Lease

The lease has an implicit rates of interest of 18.819%.  The following is a schedule of the aggregate future minimum lease payments under the terms of the capital lease:

	2002	2001
2002	$ 1,352	$ 5,522
2003	5,522	5,522
2004	920	920
Total minimum lease payments	7,794	11,964
Less interest at 18.819%	(1,005)	(2,746)
Obligations under capital leases	6,789	9,218
Less current portion	(4,607)	(3,416)
	$ 2,182	$ 5,802

5.  Options and Warrants

No options or warrants to purchase shares of the Company's common stock were issued during the periods covered by these financial statements.

6.  Income Taxes

	2002	2001
Canadian Statutory small business tax rate	20%	20%

Income taxes at the statutory rate	$ (8,100)	$ (36,000)
Other permanent differences	527	(537)
Forgiveness of debt	--	162,000
Change in valuation allowance	7,573	(125,463)
	$ --	$ --

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002 and December 31, 2001

6.  Income Taxes - continued

At September 30, 2002, the Company had net operating loss carry forwards of approximately $204,000
(December 31, 2001 - $165,000) that may offset against future taxable income through to 2009.  The tax benefit has not been reported in the financial statements as the Company believes it is more likely than not that the carry forwards will not be utilized.  The Company will evaluate for a valuation allowance based on projected future operations.  When circumstances change and this causes a change in management's judgement about the recoverability of the deferred tax asset, the impact of the change is reflected in current income.

Principal components of the net deferred tax asset are:

Deferred tax asset:	2002	2001
Unused tax losses carryforward	$ 40,700	$ 33,007
Fixed assets	19,163	19,283
	59,863	52,290
Valuation allowance	(59,863)	(52,290)
Net deferred tax asset	$ --	$ --

Deferred taxes relating to tax loss carry forwards has been reduced by approximately $162,000 in respect of the recognition of the gain on forgiveness of debt recognized in 2002 for Canadian income tax purposes.  If and when the valuation allowance related to tax losses carried forward is reversed, the Company will recognize these amounts as direct charges to Additional Paid-In Capital.

7.

Statement of Cash Flows

(a)

Interest paid

	2002	2001
Interest paid	$ 3,437	$ 6,635

Non-cash investing and financing activities were as follows:

(b)

Forgiveness of debt (Note 9)

During 2001, $811,241 of net loans to related parties have been forgiven.

(c)

Capital lease

During 2001, the Company entered into a capital lease for computer equipment in the amount of $9,218.

WorldWide Online Corp.

Notes to Financial Statements

(United States Dollars)

As at September 30, 2002 and December 31, 2001

8.

Lease Commitment

The Company entered into lease agreements for its premise which expires on August 31, 2005.  Minimum annual lease payments for the remaining term of the lease are as follows:

Period ended:	Amount
December 31, 2002 (3 months)	$ 7,973
December 31, 2003	31,891
December 31, 2004	31,891
December 31, 2005	21,260

During the nine month period ended September 30, 2002, the Company expensed approximately $56,000
(year ended December 31, 2001 - $73,000) in rent.

9.

Related Party Transactions

(a)

During the nine-month period ended September 30, 2002, the Company paid consulting fees to a company controlled by a director of the Company or his family in the amount of  $56,678 (year ended
December 31, 2001 - $77,467) which have been recorded in general and administrative expenses.

(b)

At September 30, 2002, the amount due to a company controlled by a director of the Company or his family is $31,212 (December 31, 2001 - $39,004) for consulting fees.  This amount is included in accounts payable.

(c)

At September 30, 2002, the amount due to a director of the Company was $nil (December 31, 2001 -
$21,831) for consulting fees.  This amount is included in accounts payable.

(d)

During the year ended December 31, 2001, $811,241 of loans form the Company's parent were forgiven for nil consideration.  The loans were non-interest bearing and had no specified terms of repayment.

These transactions are in the normal course of operations and are measured at the exchange amount, the amount of consideration established and agreed to by the related parties.

WorldWide Online Corp.

Notes to Financial Statements

(United States Dollars)

As at September 30, 2002 and December 31, 2001

10.  Acquisition of Company

On September 30, 2002, the Company's stockholders closed a share exchange agreement with Carmina.
Pursuant to the transaction, Carmina purchased 100% of the issued and outstanding shares of the Company from its stockholders through the issuance of 650,000 shares of Carmina with a fair value of $0.55 per share for total consideration of $357,500.  An additional 350,000 or 600,000 shares will be delivered to the Company's stockholders by September 30, 2003 provided the Company achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization ("EBITDA") targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly.  To obtain the maximum of
1,250,000 shares, the Company must achieve gross revenues of Cdn$1,400,00 (approximately $895,000), gross margins of Cdn$500,000 (approximately $320,000) and cumulative EBITDA of Cdn$60,000 (approximately
$38,000) in the twelve month period.  Following the acquisition by Carmina, the Company is considered to be
Carmina's predecessor business.

11.  Segmented Information

Operating Segment:

The Company operates in the online services segment of which all decisions are made as one operational segment.

Geographic Segments

The Company has sales to customers located in Canada, the United States and in Europe.  Substantially, all of
the Company's sales are to customers based in Canada.  All of the Company's fixed assets are located in
Canada.

Major Customers

During the nine month period ended September 30, 2002, 51% (for the year ended December 31, 2001 - 41%)
of the revenue was earned from one customer. As at September 30, 2002, nil% (December 31, 2001 - 42%) of
accounts receivable were outstanding from this customer.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
16(a) of the Exchange Act.

All directors of the Company hold office until the next annual general meeting of the shareholders, or until their successors are elected and qualified.  The officers of our Company are appointed by our Board of Directors and hold office until their death, retirement, resignation or removal.

As at April 25, 2003, the Company's directors and executive officers, their ages, positions held and duration each person has held that position are as follows:

Name and Position Held	Age
John M. Alston (2) President and Director of the Company since 1999; CEO since 2000; Chairman from 2000 to 2002; prior to Chairman and Chief Executive Officer of Rhonda Corporation	75
Glen R. Alston (2) Treasurer and Chief Financial Officer of the Company since 2000; Director from 2000 to 2002; President, Secretary Treasurer and Chief Operating Officer of Rhonda Corporation, 1998 to present;	46
Robert d'Artois Vice-President of the Company since 2000; Director of the Company 2000 to 2002; prior thereto self-employed marketing consultant	57
Bernard Benning (4) Director of the Company since 2001; VP Corporate Development, Bow Valley College; Director of Rhonda Corporation	65
Richard M. Day (4) Director of the Company since 2000; Chairman since 2002; Secretary of the Company 1999-2001; Owner and Officer of American Registrar & Transfer Co.	60
Therese Johnson Corporate Secretary of the Company since 2002; prior thereto self-employed accounting consultant	35
Stephen Kohalmi Director of Technology (3) of the Company since 1999; prior thereto technology consultant 1996-1999	49
Thomas W. Whittingham (4) Director of the Company since 2001; retired formerly Vice President, Westcoast Petroleum; Director Rhonda Corporation	74

(1)  Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.

(2)  Glen R. Alston is the son of John M. Alston.

(3)  Director of Technology holds the position as an officer of the Company..

(4)  Member of Audit Committee, Compensation Committee and Nominating Committee.

Business Experience

The following is a brief account of the education and business experience of each officer of the Company:

President & Chief Executive Officer:

John M. Alston resides in Calgary, Alberta, Canada.  Mr. Alston is a graduate of the University of N.B. with a B.Sc.
in Arts.  He is a Professional Geologist registered with the Association of Professional Engineers, Geologists, and
Geophysicists of Alberta (since 1966).  Since 1971, Mr. Alston has been the CEO of Hansa Corporation (formerly
Savanna Resources Ltd.) and since 1992, of Rhonda Corporation, both junior mineral exploration companies listed on the TSX Venture Exchange.  Since 1996, Mr. Alston was instrumental in incorporating three junior capital pool companies which subsequently completed reverse takeovers of two manufacturing companies and one high tech private network service provider, all of which are listed on the TSX Venture Exchange.  In 1999 Mr. Alston oversaw the creation of Rhonda Networks Inc. (now Carmina Canada Inc.) as an affiliate of Rhonda Corporation to engage in the development and marketing of a server appliance conceived by Mr. Stephen Kohalmi.  Mr. Alston is a director of
Rhonda Corporation and Hansa Corporation public companies listed on the TSX Venture Exchange.

Vice President & Chief Executive Officer of operating subsidiaries:

Stephen Kohalmi resides in Thornhill, Ontario, Canada.  After graduating from the University of Toronto in 1975 with a Bachelor of Science (majoring in computer science) Mr. Kohalmi joined I.P. Sharp and Associates as a programming consultant, later branch manager for their German subsidiary handling administration, marketing and support services.  In 1979, Mr. Kohalmi joined TIL Systems Limited which later became Kasten Chase, assuming responsibility for systems programming and research and development of its communications terminal products as well as the development of key financial systems for TIL's parent, Dominion Securities for bond trading, portfolio management, time series analysis and more.  Mr. Kohalmi then worked for a number of years as a consultant to stock brokerage houses and investment firms which led to his founding and operating a consulting and networking company.  In 1999, he was cofounder of Rhonda Networks Inc.(now Carmina Canada Inc.), becoming its Director of
Technology, working on the development of Internet related appliances and performance monitoring systems for the industry.  With the acquisition in 2001 of the PestAssur intellectual property and from its base the creation of the
Assur family of performance monitoring products and the founding of Assured Performance Monitoring Inc. and the acquisition in 2002 of WorldWide Online Corp. Mr. Kohalmi became Chief Executive Officer of both wholly owned subsidiaries of Carmina in charge of building Carmina's performance monitoring business.

Chief Financial Officer:

Glen R. Alston resides in Calgary, Alberta, Canada.  Mr. Alston is the son of John M. Alston.  Upon graduating from the University of Calgary with a Bachelor of Commerce degree, Mr. Alston worked with a major accounting firm.
From 1991 to 1993 Mr. Alston was Chief Financial Officer for a Calgary based financial services firm and was instrumental in establishing their securities office in Calgary.  Since 1993, Mr. Alston has been a director and officer of Rhonda Corporation, taking over as President and CFO in 1998.  In 1999 with the incorporation of Rhonda
Networks Inc.,(now Carmina Canada Inc.) as an affiliate of Rhonda Corporation, Mr. Alston was appointed CFO of
Carmina, working on its business development and financing.

Vice-President:

Robert d'Artois resides in Calgary, Alberta, Canada.  In his capacity as financial consultant to Rhonda Corporation and Hansa Corporation, Mr. d'Artois has assisted the companies in raising capital.  Mr. d'Artois is Vice President of communications of Carmina.  Mr. d'Artois' background includes many years as Owner/President of a Sales and
Marketing consultancy to the broadcast and publishing industry in Canada and the United States, and attendance at
St. Lawrence College in Quebec City.

Corporate Secretary:

Therese Johnson, CMA, resides in Okotoks, Alberta, Canada.  Ms. Johnson is a Certified Management Accountant
and member of the Society of Management Accountants of Alberta.  Ms. Johnson is the accountant for Carmina and
Rhonda Corporation and recently was appointed Corporate Secretary of Carmina.

Board of Directors' Affiliations

The following affiliations exist between the Company directors:

Mr. Richard Day is the owner and Principal Officer of American Registrar & Transfer Co. which., which is the
Company's transfer agent.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and
Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively.
Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange
Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert d'Artois	1 (1)	1 (1)	Nil
Richard Day	1 (1)	1 (1)	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial
Ownership.

Item 10. Executive Compensation.

No executive officers received total compensation in excess of $100,000 during the Company's last three fiscal years.

During the year ended December 31, 2002 we did not grant any stock options or stock appreciation rights to any of our directors or officers.

We have no formal plan for compensating our directors for their service in their capacity as directors, outside of stock options issued to purchase common shares.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarizes options and SARs exercises during 2002 and presents the value of unexercised options and SARs held by the named executives at fiscal year-end:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year- End (#) Exercisable (E) / Unexercisable (U)	Value of Unexercised In- the-Money Options/SARs at Fiscal Year-End ($) Exercisable (E) / Unexercisable (U)
John M. Alston	40,000	22,000	0 E / 40,000 U	0 E / 32,400 U
Glen R. Alston	40,000	22,000	0 E / 40,000 U	0 E / 32,400 U

The unexercised options vest on February 28, 2003 and expire February 28, 2010.  These options are exercisable at $0.10 per common share.  The options were exercised on March 3, 2003.  Closing bid price was $0.81 on December 31, 2002.

Directors Compensation

Directors receive no annual compensation and do not receive compensation for attendance at Board of Directors meetings or committee meetings.  All directors receive long term compensation in the form of stock options.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

On April 25, 2003, there were issued and outstanding 24,498,500 shares of Common Stock.

Listed in the following table are the only beneficial owners as of April 25, 2003, of more than 5% of the Company's outstanding Common Stock.  In addition, this table includes the outstanding voting securities beneficially owned by each of the executive officers listed in the Summary Compensation Table,  and the number of shares owned by directors and executive officers as a group:

		Amount and Nature of Beneficial Ownership
Title of Class	Name of Beneficial Owner	Currently Owned (1)	Acquirable Within 60 days (2)	Percent of Class (3)
Common	Rhonda Corporation	9,000,000	700,000 (5)	38%
Common	John M. Alston (4)	5,500,000	-	22%
Common	Glen R. Alston	978,625	-	4%
Common	Robert d'Artois	604,800	-	2%
Common	Richard Day	410,000	-	2%
Common	Therese Johnson	700	24,300 (6)	<1%
Common	Stephen Kohalmi	4,187,000	-	17%
Common	Bernard Benning	10,000	100,000 (7)	<1%
Common	Thomas W. Whittingham	0	100,000 (8)	<1%
Common	All Directors and Executive Officers as a Group (including John M. Alston, Glen R. Alston, Robert d'Artois, Richard Day, Therese Johnson, Stephen Kohalmi, Bernard Benning and Thomas W. Whittingham )	20,691,125	724,300	85%

(1) In each case the beneficial owner has sole voting and investment power.

(2) Stock options and warrants exercisable within 60 days.

(3) Based on 24,498,500 shares of Common Stock outstanding April 25, 2003 plus stock options exercisable within 60 days.

(4) Mr. John M. Alston is President and Chief Executive Officer and is the Chief Executive Officer of Rhonda Corporation.
Included in the shares listed in the table are 5,500,000 shares beneficially owned by the Dorian Trust, a charitable trust of which John M. Alston's daughter, Yvonne Gillespie is the protector with power to appoint trustees and nominate beneficiaries.  Mr. Alston disclaims beneficial ownership of such shares.

(5) Warrants exercisable at $1.00 per common share and expire December 9, 2004.

(6) Options exercisable at $0.50 per common share and 11,800 expire Nov. 2, 2007 and 12,500 expire Nov. 2, 2009 .

(7) Options exercisable at $0.50 per common share and expire March 27, 2006.

(8) Options exercisable at $0.50 per common share and expire April 4, 2006.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2002 with respect to the Company's equity compensation plans which have been approved by its stockholders.  The Company does not have any equity compensation pans that were not approved by its stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	22,660,000	$ 0.38	340,000
Equity compensation plans not approved by security holders	700,000	$ 1.00	--
Total	3,360,000	$0.51	340,00

Item 12 - Certain Relationships and Related Transactions.

Mr. John M. Alston is a director and CEO of Rhonda Corporation, Mr. Glen R. Alston is a director and President of
Rhonda Corporation and Mr. Robert d'Artois is Vice President of Investor Relations of Rhonda Corporation.  At
December 31, 2002, Rhonda Corporation held 9,000,000 (December 31, 2001 - 7,000,000) common shares of the
Company.  Rhonda's increase resulted from a private placement of 700,000 common shares on December 9, 2002 to settle debt and a transfer of 1,300,000 restricted common shares from Dorian Trust.

As reported in the Consolidated Financial Statements for December 31, 2002. Amounts Due to a Related Party
consist of $439,501 (2001 - $462,415) due to Rhonda Corporation, and $47,242 (2001- $nil) due to directors and officers of the Company.  On December 9, 2002, Rhonda Corporation elected to reduce the debt owed to it by the
Company by accepting a private placement of 700,000 units for the amount of $455,000.  Each unit consists of 1 common share and 1 warrant.  These amounts are unsecured, non-interest bearing with no terms of repayment.

During the year ended December 31, 2002, the Company paid $38,849 in consulting fees to directors of the
Company.  During the year ended December 31, 2002, management fees of $25,575 (2001 - $25,308) was paid to
Rhonda Corporation

Item 13 - Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

1.   Exhibits required to be filed by Item 601 of Regulation S-B.  Exhibits 99.1, 99.2, 10, 21, and 24
are filed herewith.

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

(b)  Reports on Form 8-K

Form 8-K re: Acquisition if WorldWide Online Corp, (incorporated herein by reference to Item 2 of the report on Form 8-K filed on October 11, 2002).

Form 8-K/A re: Acquisition if WorldWide Online Corp, (incorporated herein by reference to Item 2 of the report on Form 8-K/A filed on December 23, 2002).

Item 14 - Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the
Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  This evaluation was carried out under the supervision, and with the participation of the Company's management, including the President.  Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are effective.  There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange
Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the
Exchange Act is accumulated and communicated to management, including the Company's President and Chief
Executive Officer as appropriate, to allow timely decisions regarding the required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMINA TECHNOLOGIES INC.

By:     ___/s/ John M. Alston______                                                  Date:    April 25, 2003

John M. Alston, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

Signature	Title	Date
_/s/ John M. Alston_________ John M. Alston	President, Chief Executive Officer and Director	April 25, 2003
/s/ Glen R. Alston _ Glen R. Alston	Treasurer, Chief Financial Officer, Principal Accounting Officer	April 25, 2003
_/s/ Robert d'Artois ___ Robert d'Artois	Vice President	April 25, 2003
_/s/ Stephen Kohalmi ______ Stephen Kohalmi	Director of Technology and Director	April 25, 2003

* John M. Alston

* Bernard Benning

* Richard Day

* A majority of the Board of Directors

* Stephen Kohalmi

* Thomas W. Whittingham

_/s/ Therese Johnson________

Therese Johnson, CMA,

Attorney-in-fact

April 25, 2003

CERTIFICATIONS

I, John M. Alston, certify that:

1. I have reviewed this annual report on Form 10-KSB of Carmina Technologies Inc., and subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ JOHN M. ALSTON

John M. Alston,

President and Chief Executive Officer

I, Glen R. Alston, certify that:

1. I have reviewed this annual report on Form 10-KSB of Carmina Technologies Inc., and subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ GLEN R. ALSTON

Glen R. Alston,

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Annual Report of Carmina Technologies Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),
I, John M. Alston, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) The information contained in the Report for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ John M. Alston

John M. Alston

President and Chief Executive Officer

April 25, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Annual Report of Carmina Technologies Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),
I, Glen R. Alston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) The information contained in the Report for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ Glen R. Alston

Glen R. Alston

Chief Financial Officer

April 25, 2003

Exhibit 10

CARMINA TECHNOLOGIES INC.

STOCK OPTION PLAN

AS AMENDED August 26, 2002

1.  Purpose: Restrictions on Amount Available Under the Plan. This Stock Option Plan (the "Plan") is intended to encourage stock ownership by employees, consultants, officers and directors of CARMINA TECHNOLOGIES
INC., (the "Corporation"), its divisions and Subsidiary Corporations, so that they may acquire or increase their proprietary interest in the Corporation; to induce qualified persons to become employees, officers or directors of or consultants to the Corporation (whether or not they become employees); and to encourage such employees, officers, directors and consultants to remain in the employ of or continue to be associated with the Corporation and to put forth maximum efforts for the growth and success of the Corporation's business. It is further intended that options granted by the Committee pursuant to Section 6 of this Plan shall constitute "incentive stock options" ("Incentive
Stock Options") within the meaning of Section 422 of the Internal Revenue Code, and the regulations issued thereunder, and that options granted by the Committee pursuant to Section 7 of this Plan shall constitute "non-
qualified stock options" ("Non-qualified Stock Options").

2.  Definitions. As used in this Plan, the following words and phrases shall have the meanings indicated:

(a)  "Disability" shall mean an Optionee's inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or that has lasted or can be expected to last for a continuous period of not less than 12 months.

(b)  "Market Value" per share as of a particular date shall mean the last sale price of the Corporation's
Common Stock as reported on a national securities exchange or on the NASDAQ National Market
System or, if a last sale reporting quotation is not available for the Corporation's Common Stock, the average of the bid and asked prices of the Corporation's Common Stock as reported by NASDAQ or on the electronic bulletin board, or if not so reported, as listed in the National Quotation Bureau, Inc.'s "Pink
Sheets" or, if such quotations are unavailable, the value determined by the Committee (as hereinafter defined) in accordance with their discretion in making a bona fide, good faith determination of fair market value. Market Value shall be determined without regard to any restriction other than a restriction which, by its terms, will never lapse.

(c)  "Internal Revenue Code" shall mean the United States Internal Revenue Code of 1986, as amended from time to time (codified at Title 26 of the United States Code) (the "Internal Revenue Code"), and any
successor legislation.

(d)  "Parent Corporation" shall mean any corporation (other than the employer corporation) in an unbroken chain of corporations ending with the employer corporation if, at the time of granting an option, each of the corporations other than the employer corporation owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

(e)  "Subsidiary Corporation shall mean any corporation (other than the employer corporation) in an unbroken chain of corporations beginning with the employer corporation if, at the time of granting an option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

3.  Administration.

(a)

(1) The Plan shall be administered by the Compensation Committee (the "Committee"), consisting of not less than two members, appointed by the Corporation's Board of Directors (the "Board").
Alternatively, in the absence of a designated committee, the entire Board shall serve as the Committee.

(2) At such time, if ever, as the Corporation registers a class of its securities pursuant to the Securities
Exchange Act of 1934, as amended (the "1934 Act"), the Committee members shall be required to be members of the Board, each of whom must be "disinterested" within the meaning of Rule 16b-
3(c)(2)(i) under the 1934 Act, or alternatively, in the absence of a designated and qualified committee, the entire Board shall serve as the Committee. Options granted hereunder at any time when any
Committee member is not "disinterested" within the meaning of Rule 16b-3(c)(2)(i) under the 1934
Act shall not qualify as exempt purchases under Rule 16b-3 of the 1934 Act. At all times after the
Corporation registers a class of securities under the 1934 Act, the Committee shall endeavor to administer the Plan and grant options hereunder in a manner that is compatible with the obligations of persons subject to Section 16 of the 1934 Act, although compliance with Section 16 is the obligation of the Optionee, not the Corporation. Neither the Board nor the Corporation assumes any responsibility for an Optionee's compliance with his obligations under Section 16 of the 1934 Act.

(b)

The Committee shall have the authority in its discretion, subject to and not inconsistent with the express provisions of the Plan, to administer the Plan and to exercise all the powers and authorities either specifically granted to it under the Plan or necessary or advisable in the administration of the Plan, including (without limitation): the authority to grant options; to determine which options shall constitute
Incentive Stock Options and which options shall constitute Non-qualified Stock Options; to determine the purchase price of the shares of Common Stock covered by each option (the "Option Price"); to determine the persons to whom, and the time or times at which, options shall be granted; to determine the number of shares to be covered by each option; to determine Market Value per share; to interpret the
Plan; to prescribe, amend and rescind rules and regulations relating to the Plan; to determine the terms and provisions of the Option Agreements (which need not be identical) entered into in connection with options granted under the Plan; and to make all other determinations deemed necessary or advisable for the administration of the Plan. The Committee may delegate to one or more of its members or to one or more agents such administrative duties as it may deem advisable, and the Committee or any person to whom it has delegated duties as aforesaid may employ one or more persons to render advice with respect to any responsibility the Committee or such person may have under the Plan.

(c) The Board shall fill all vacancies, however caused, in the Committee.  The Board may from time to time appoint additional members to the Committee, and may at any time remove one or more Committee members and substitute others. One member of the Committee shall be selected by the Board as chairman. The Committee shall hold its meetings at such times and places as it shall deem advisable.
Options granted under the Plan shall be evidenced by duly adopted resolutions of the Committee included in the minutes of the meeting at which they are adopted or in a unanimous written consent.

(d) No member of the Board or Committee shall be liable for any action taken or determination made in good faith with respect to the Plan or any option granted hereunder.

4.  Eligibility.

(a) Subject to certain limitations hereinafter set forth, options may be granted to employees of consultants to and officers and directors (whether or not they are employees) of the Corporation or its present or future divisions and Subsidiary Corporations. In determining the persons to whom options shall be granted and the number of shares to be covered by each option, the Committee shall take into account the duties of the respective persons, their present and potential contributions to the success of the Corporation and such other factors as the Committee shall deem relevant in connection with accomplishing the purpose of the Plan. A person to whom an option has been granted hereunder is sometimes referred to herein as an "Optionee."

(b) An Optionee shall be eligible to receive more than one grant of an option during the term of the Plan, on the terms and subject to the restrictions herein set forth.

5.  Stock Reserved.

(a) The stock subject to options hereunder shall be shares of the Corporation's Common Stock, no par value per share ("Common Stock"). The aggregate number of shares of Common Stock as to which options may be granted from time to time under the Plan, and the aggregate number which may be issued to officers and directors, shall not exceed 3,000,000. Such shares may, in whole or in part, be authorized but unissued shares or shares that shall have been or that may be reacquired by the Corporation.  The limitations established by this Section 5(a) shall be subject to adjustment as provided in Section 8(i)
hereof.

(b) In the event that any outstanding option under the Plan for any reason expires or is terminated without having been exercised in full, the shares of Common Stock allocable to the unexercised portion of such option (unless the Plan shall have been terminated) shall become available for subsequent grants of options under the Plan.

6.  Incentive Stock Options.

(a) Options granted pursuant to this Section 6 are intended to constitute Incentive Stock Options and shall be subject to the following special terms and conditions, in addition to the general terms and conditions specified in Section 8 hereof. Only employees of the Corporation shall be entitled to receive Incentive
Stock Options.

(b) The aggregate Market Value (determined as of the date the Incentive Stock Option is granted) of the shares of Common Stock with respect to which Incentive Stock Options granted under this and any other plan of the Corporation or any Parent Corporation or Subsidiary Corporation are exercisable for the first time by an Optionee during any-calendar year may not exceed the amount (generally, $100,000 per year)
set forth in Section 422(d) of the Internal Revenue Code.

(c) Incentive Stock Options granted under this Plan are intended to satisfy all requirements for incentive stock options under Section 422 of the Internal Revenue Code and the Treasury Regulations thereunder and, notwithstanding any other provision of this Plan, the Plan and all Incentive Stock Options granted under it shall be so construed, and all contrary provisions shall be so limited in scope and effect and, to the extent they cannot be so limited, they shall be void.

7.  Non-qualified Stock Options.

Options granted pursuant to this Section 7 are intended to constitute Non-qualified Stock Options and shall be subject only to the general terms and conditions specified in Section 8 hereof.

8.  Terms and Conditions of Options.

Each option granted pursuant to the Plan shall be evidenced by a written Option Agreement between the
Corporation and the Optionee, which agreement shall be substantially in the form of Exhibit "A" attached hereto as modified from time to time by the Committee in its discretion, and which shall comply with and be subject to the following terms and conditions:

(a) Number of Shares. Each Option Agreement shall state the number of shares of Common Stock to which the option relates.

(b) Type of Option. Each Option Agreement shall specifically identify the portion, if any, of the option which constitutes an Incentive Stock Option and the portion, if any, which constitutes a Non-qualified
Stock Option.

(c) Option Price. (i) Each Option Agreement shall state the Option Price, which (except as otherwise set forth in paragraphs 8(c)(ii) arid 8(c)(iii) hereof) shall be not less than 100% of the Market Value per share on the date of grant of the option.

(ii) Any Incentive Stock Option granted under the Plan to a person owning more than ten percent of the total combined voting power of the Common Stock shall be exercisable at a price no less than
110% of the Market Value per share on the date of grant of the Incentive Stock Option.

(iii) Any Non-qualified Stock Option granted under the Plan shall be exercisable at a price no less than 85% of the Market Value per share on the date of grant of the Non-qualified Stock Option.

(iv) The Option Price shall be subject to adjustment as provided in Section 8(i) hereof.

(v) The date on which the Committee adopts a resolution expressly granting an option shall be considered the day on which such option is granted, unless a future date is specified in the resolution.

(d) Term of Option. Each Option shall be exercisable during the exercise period as and at the times the
Committee, in its sole discretion, may determine, as reflected in tile Option Agreement; provided, however:

(i) The exercise period shall not exceed ten years from the date of grant of the option.

ii) Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of the Common Stock of the Corporation shall be for no more than five years;

(iii) The Committee shall have the authority to accelerate or extend the exercisability of any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate. No exercise period may be extended to increase the term of the option beyond ten years from the date of the grant.

(iv) The exercise period shall be subject to earlier termination as provided in Sections 8(f) and 8(g)
hereof, and furthermore shall be terminated upon surrender of the option by the holder thereof if such surrender has been authorized in advance by the Committee.

(e) Method of Exercise and Medium and Time of Payment.

(i) Each exercise of an option granted hereunder, whether in whole or in part, shall be by written notice to the Secretary of the Corporation designating the number of shares as to which the option is exercised, and shall be accompanied by payment in fall of the Option Price (in cash, shares or property) for the number of shares so designated, together with any written statements reasonably required by the Company in order to fulfill its obligations under any applicable securities laws.

(ii) The Option Price shall be paid in cash, in shares of Common Stock having a Market Value equal to such Option Price or in property or in a combination of cash, shares of Common Stock and property, and (subject to approval of the Board of Directors) may be effected in whole or in part (A)
with monies received from the Corporation at the time of exercise as a compensatory cash payment, or (B) with monies borrowed from the Corporation pursuant to repayment terms and conditions as shall be determined from time to time by the Committee, in its discretion, separately with respect to each exercise of options and each Optionee; provided, however, that each such method and time for payment and each such borrowing and terms and conditions of repayment shall be permitted by and be in compliance with applicable law.

(iii) The Board of Directors shall have the sole and absolute discretion to determine whether or not property other than cash or Common Stock may be used to purchase the shares of Common Stock hereunder and, if so, to determine the value of the property received.

(f) Termination. Except as provided in this Section 8(f) and in Section 8(g) hereof, an option may not be exercised unless the Optionee is then an employee or officer or director of or consultant to the
Corporation or a division or Subsidiary Corporation thereof (or a corporation or a Parent or Subsidiary
Corporation of such corporation issuing or assuming the option in a transaction to which Section 424(a)
of the Internal Revenue Code applies), and unless the Optionee has remained continuously as an employee, officer or director of or consultant to the Corporation since the date of grant of the option.

(i) If the Optionee ceases to be an employee, officer or director of or consultant to the Corporation
(other than by reason of death, Disability or retirement), all options - of such Optionee that are exercisable at the time of such cessation may, unless earlier terminated in accordance with their terms, be exercised within three months after such cessation; provided, however, that if the employment or consulting relationship of an Optionee shall terminate, or if a director shall be removed, for cause, all options theretofore granted to such Optionee shall, to the extent not theretofore exercised, immediately terminate.

(ii) Nothing in the Plan or in any option granted pursuant hereto shall confer upon an individual any right to continue in the employ of the Corporation or any of its divisions or Subsidiary Corporations or interfere in any way with the right of the Corporation or its shareholders or any such division or
Subsidiary Corporation to terminate such employment or other relationship between the individual and the Corporation or any of its divisions and Subsidiary Corporations.

(g) Death, Disability or Retirement of Optionee. If an Optionee shall die while a director or officer of, or employed by, or a consultant to, the Corporation or a Subsidiary Corporation or within three months after the termination of such Optionee's employment, directorship, service as an officer or consulting relationship, other than termination for cause, or if the Optionee's employment, directorship, service as an officer or consulting relationship shall terminate by reason of Disability or retirement, all options theretofore granted to such Optionee (whether or not otherwise exercisable; unless earlier terminated in accordance with their terms), may be exercised by the Optionee or by the Optionee's estate or by a person who acquired the right to exercise such option by bequest or inheritance or otherwise by reason of the death or Disability of the Optionee, at any time within one year after the date of death, Disability or retirement of the Optionee; provided, however, that in the case of Incentive Stock Options such one-year period shall be limited to three months in the case of retirement.

(h) Transferability Restriction. (i) Options granted under the Plan shall not be transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, or the
rules thereunder. Options may be exercised during the lifetime of the Optionee only by the Optionee and thereafter only by his legal representative.

(ii) Any attempted sale, pledge, assignment, hypothecation or other transfer of an option contrary to the provisions hereof and the levy of any execution, attachment or similar process upon an option shall be null and void and without force or effect and shall result in termination of the option.

(iii)  (A) As a condition to the transfer of any shares of Common Stock issued upon exercise of an option granted under this Plan, the Corporation may require an opinion of counsel, satisfactory to the
Corporation, to the effect that such transfer will not be in violation of the Securities Act of 1933 or any other applicable securities laws or that such transfer has been registered under federal and all applicable state securities laws. (B) Further, the Corporation shall be authorized to refrain from delivering or transferring shares of Common Stock issued under this Plan until the Board of Directors determines that such delivery or transfer will not violate applicable securities laws and the Optionee has tendered to the Corporation any federal state or local tax owed by the Optionee as a result of exercising the option, or disposing of any Common Stock, when the Corporation has a legal liability to satisfy such tax. (C) The Corporation shall not be liable for damages due to delay in the delivery or issuance of any stock certificate for any reason whatsoever, including, but not limited to, a delay caused by listing requirements of any securities exchange or any registration requirements under the
Securities Act of 1933, the 1934 Act, or under any other state or federal law, rule or regulation. (D)
The Corporation is under no obligation to take any action or incur any expense in order to register or qualify the delivery or transfer of shares of Common Stock under applicable securities laws or to perfect any exemption from such registration or qualification. (E) The Corporation will have no liability to any Optionee for refusing to deliver or transfer shares of Common Stock if such refusal is based upon the provisions of this Paragraph.

(i) Effect of Certain Changes.

(i) If there is any change in the number of outstanding shares of Common Stock through the declaration of stock dividends, or through recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares of Common Stock available for options, the number of such shares covered by outstanding options, and the price per share of such options, shall be proportionately adjusted by the Committee to reflect any increase or decrease in the number of issued shares of Common Stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.

(ii) In the event of the proposed dissolution or liquidation of the Corporation, or in the event of any corporate separation or division, including, but not limited to, split-up, split-off or spin-off, or in the event of a merger or consolidation of the Corporation with another corporation, the Committee may provide that the holder of each option then exercisable shall have the right to exercise such option (at its then Option Price) solely for the kind and amount of shares of stock and other securities, property, cash or any combination thereof which would be receivable upon such dissolution, liquidation, or corporate separation or division, or merger or consolidation by a bolder of the number of shares of
Common Stock for which such option might have been exercised immediately prior to such event; or
the Committee may provide, in the alternative, that each option granted under the Plan shall terminate as of a date to be fixed by the Committee; provided, however, that not less than 30 days' written notice of the date so fixed shall be given to each Optionee, who shall have the right, during the period of 30 days preceding such termination, to exercise the options as to all or any part of the shares of
Common Stock covered thereby, including shares as to which such options would not otherwise be exercisable.

(iii) Paragraph (II) of this Section 8(i) shall not apply to a merger or consolidation in which the
Corporation is the surviving corporation and shares of Common Stock are not converted into or exchanged for stock, securities of any other corporation, cash or any other thing of value.
Notwithstanding the preceding sentence, in case of any consolidation or merger of another corporation into the Corporation in which the Corporation is the surviving corporation and in which there is a reclassification or change (including a change to the right to receive cash or other property)
of the shares of Common Stock (other than a change in par value, or from par value to no par value, or as a result of a subdivision or combination, but including any change in such shares into two or more classes or series of shares), the Committee may provide that the holder of each option then exercisable shall have the right to exercise such option solely for the kind and amount of shares of stock and other securities (including those of any new direct or indirect parent of the Corporation), property, cash or any combination thereof receivable upon such reclassification, change, consolidation or merger by the holder of the number of shares of Common Stock for which such option might have been exercised.

(iv) Notwithstanding paragraph (ii) of this Section 8(i), in the event of any merger or consolidation in which the Company is not the surviving corporation or any sale or transfer by the Company of all or substantially all its assets or any tender offer or exchange offer for or the acquisition, directly or indirectly, by any person or group of all or a majority of the then outstanding voting securities of the
Company, all options issued pursuant to the Plan shall become exercisable in full, notwithstanding any other provision of the Plan or of any outstanding options granted thereunder, including provisions providing for staggered vesting of options, on and after (i) the fifteenth day prior to the effective date of such merger, consolidation, sale, transfer or acquisition or (ii) the date of commencement of such tender offer or exchange offer, as the case may be. To the extent that Section 422(d) of the Internal
Revenue Code would not permit the provisions of the foregoing sentence to apply to any outstanding options, such options shall immediately upon the occurrence of the event described in the foregoing sentence, be treated for all purposes of the Plan as nonstatutory stock options and shall be immediately exercisable as such as provided in the foregoing sentence. Notwithstanding the foregoing, in no event shall any option be exercisable after the date of termination of the exercise period of such option specified in Section 8(d).

(v) In the event of a change in the Common Stock of the Corporation as presently constituted, which is limited to a change of all of its authorized shares with par value into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the Common Stock within the meaning of the Plan.

(vi) To the extent that the foregoing adjustments relate to stock or securities of the Corporation, such adjustments shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive, provided that each Incentive Stock Option granted pursuant to this Plan shall not be adjusted in a manner that causes such option to fail to continue to qualify as an Incentive Stock
Option within the meaning of Section 422 of the Internal Revenue Code.

(vii) Except as expressly provided in this Section 8(i), the Optionee shall have no rights by reason of any subdivision or consolidation of shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class or by reason of any dissolution, liquidation, merger, consolidation or spin-off of assets or stock of another corporation;
and any issue by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to the option.  The grant of an option pursuant to the Plan shall not affect in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or part of its business or assets.

(j) Rights as Shareholder - Non-Distributive Intent.

(i) Neither a person to whom an option is granted, nor such person's legal representative, heir, legatee or distributee, shall be deemed to be the holder of, or to have any rights of a holder with respect to, any shares subject to such option, until after the option is exercised and the shares are issued to the person exercising such option.

(ii) Upon exercise of an option at a time when there is no registration statement in effect under the
Securities Act of 1933 relating to the shares issuable upon exercise, shares may be issued to the
Optionee only if the Optionee represents and warrants in writing to the Corporation that the shares purchased are being acquired for investment and not with a view to the distribution thereof.

(iii) No shares shall be issued upon the exercise of an option unless and until there shall have been compliance with any then applicable requirements of the Securities and Exchange Commission, or any other regulatory agencies having jurisdiction over the Corporation.

(iv) No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distribution or other rights for which the record date is prior to the date such stock certificate is issued, except as provided in Section 8(i) hereof.

(k) Other Provisions. Option Agreements authorized under the Plan shall contain such other provisions, including, without limitation, (i) the imposition of restrictions upon the exercise of an option, and (ii) in the case of an Incentive Stock Option, the inclusion of any condition not inconsistent with such option qualifying as an Incentive Stock Option, as the Committee shall deem advisable.

9.  Agreement by Optionee Regarding Withholding Taxes.

If the Committee shall so require, as a condition of exercise, each Optionee shall agree that:

(a) No later than the date of exercise of any option granted hereunder, the Optionee will pay to the
Corporation or make arrangements satisfactory to the Corporation regarding payment of any federal, state or local taxes of any kind required by law to be withheld upon the exercise of such option; and

(b) The Corporation shall, to the extent permitted or required by law, have the right to deduct federal, state and local taxes of any kind required by law to be withheld upon the exercise of such option from any payment at any kind otherwise due to the Optionee. If requested by the Optionee at the time of exercise of an option granted under the Plan, the Committee in its discretion may permit an Optionee to satisfy tax obligations resulting therefrom, in full or in part, by the Corporation withholding a sufficient number of shares in payment therefor.

(c) The Corporation shall not be obligated to advise any Optionee of the existence of any tax or the amount which the Corporation will be so required to withhold.

10.  Term of Plan.

Options may be granted pursuant to the Plan from time to time within a period of ten years from the date the Plan is adopted by the Board, or the date the Plan is approved by the shareholders of the Corporation, whichever is earlier.

11.  Amendment and Termination of the Plan.

(a) (i) The Board at any time and from time to time may suspend, terminate, modify or amend the Plan;

(ii) provided, however, that any amendment that would: (A) materially increase the number of securities issuable under the Plan to persons who are subject to Section 16(a) of the 1934 Act; or (B)
grant eligibility to a class of persons who are subject to Section 16(a) of the 1934 Act not included within the terms of the Plan prior to the amendment; (C) materially increase the benefits accruing to persons who are subject to Section 16(a) of the 1934 Act under the Plan; or (D) require shareholder approval under applicable state law, the rules and regulations of any national securities exchange on which the Corporation's securities then may be listed, the Internal Revenue Code or any other applicable law, shall be subject to the approval of the shareholders of the Corporation as provided in
Section 12 hereof;

(iii) provided further that any such increase or modification that may result from adjustments authorized by Section 8(i) hereof or which are required for compliance with the 1934 Act, the Internal
Revenue Code, the Employee Retirement Income Security Act of 1974, their rules or other laws or judicial order, shall not require approval of shareholders.

(b) Except as provided in Section 8 hereof, no suspension, termination, modification or amendment of the
Plan may adversely affect any option previously granted, unless the written consent of the Optionee is obtained.

12.  Approval of Shareholders.

The Plan shall take effect upon its adoption by the Board but shall be subject to approval at a duly called and held meeting of stockholders in conformance with the vote required by the Corporation's charter documents, resolution of the Board, any other applicable law and the rules and regulations thereunder, or the rules and regulations of any national securities exchange upon which the Corporation's Common Stock is listed and traded, each to the extent applicable.

13.  Assumption.

The terms and conditions of any outstanding options granted pursuant to this Plan shall be assumed by, be binding upon and inure to the benefit of any successor corp9ratiofl to the Corporation and shall continue to be governed, to the extent applicable, by the terms and conditions of this Plan. Such successor corporation shall not otherwise be obligated to assume this Plan.

14.  Termination of Right of Action.

Every right of action arising out of or in connection with the Plan by or on behalf of the Corporation or of any
Subsidiary Corporation, or by any shareholder of the Corporation or of any Subsidiary Corporation against any past, present or future member of the Board, or against any employee, or by an employee (past, present or future)
against the Corporation or any Subsidiary Corporation, will, irrespective of the place where an action may be brought and irrespective of the place of residence of any such shareholder, director or employee, cease and be barred by the expiration of three years from the date of the act or omission in respect of which such right of action is alleged to have risen.

15.  Tax Litigation.

The Corporation shall have the right, but not the obligation, to contest, at its expense, any tax ruling or decision, administrative or judicial, on any issue which is related to the Plan and which the Board believes to be important to holders of options issued under the Plan and to conduct any such contest or any litigation arising therefrom to a final decision.

16.  Adoption.

(a) This Plan was adopted by the Board of Directors of the Corporation as of February 12 , 2000; and
amended August 26, 2002.

(b) If this Plan is not approved by the shareholders of the Corporation within 12 months of the date the
Plan was approved by the Board of Directors of the Corporation as required by Section 422(b)(1) of the
Internal Revenue Code, this Plan and the options granted hereunder shall be and remain effective, but the reference to Incentive Stock Options herein shall be deleted and all options granted hereunder shall be
Non-qualified Stock Options pursuant to Section 7 hereof

CARMINA TECHNOLOGIES INC.

(the Corporation)

By: /s/  John M. Alston

ATTEST:

By: /s/ Robert d'Artois

Exhibit 21

Subsidiaries of the Registrant

Carmina Canada Inc.,  incorporated under the laws of the Province of Alberta, Canada, and 100% owned by the
Registrant, and Assured Performance Monitoring Inc., incorporated under the laws of Canada and World Wide
Online Corporation, incorporated under the laws of the Province of Alberta, each, 100% owned by Carmina Canada
Inc., are the  only held subsidiaries  of the Registrant.

Exhibit 24

Powers of Attorney

I hereby appoint Therese Johnson, CMA, Corporate Secretary of Carmina Technologies Inc. my Attorney-in-fact to sign the Form 10-KSB dated April 25, 2003, of Carmina Technologies Inc. on my behalf as Director and Director of Technology upon confirmation by me by telephone, telefax or e-mail that I have received and approved the draft
Form 10-KSB.

April 25, 2003                                                                                                        /s/ John M. Alston

Date                                                                                                                     John M. Alston

April 25, 2003                                                                                                        /s/ Tom W. Whittingham

Date                                                                                                                    Thomas W. Whittingham

April 25, 2003                                                                                                        /s/ Bernard Benning

Date                                                                                                                     Bernard Benning

April 25, 2003                                                                                                       /s/ Richard Day

Date                                                                                                                    Richard M. Day

April 25, 2003                                                                                                       /s/ Stephen Kohalmi

Date                                                                                                                    Stephen Kohalmi

BOARD OF DIRECTORS

JOHN M. ALSTON, B.Sc. P.Geol.

President and Chief Executive Officer

BERNARD BENNING, M.Ed., M.B.A., C.M.A., *

VP Corporate Development, Bow Valley College

RICHARD M. DAY, BS, JD, *

Owner and Officer, American Registrar and Transfer Co.

STEPHEN KOHALMI, B.Sc.

Director of Technology

THOMAS W. WHITTINGHAM, B.Sc. *

Business Consultant

* Audit Committee, Compensation Committee and
Nominating Committee

OFFICERS AND KEY PERSONNEL

JOHN M. ALSTON, B.Sc. P.Geol.

President and Chief Executive Officer

GLEN R. ALSTON, B.Comm

Treasurer and Chief Financial Officer

ROBERT d'ARTOIS, CAAP

Vice-President

STEPHEN KOHALMI, B.Sc.

Director of Technology

THERESE JOHNSON, CMA

Corporate Secretary

TRANSFER AGENT

AMERICAN REGISTRAR AND TRANSFER CO.

P.O. Box 1798

Salt Lake City, Utah 54110

AUDITORS

BDO DUNWOODY LLP

#1500, 800 - 6 Avenue, SW

Calgary, Alberta T2P 3G3

BANKERS

ZIONS BANK

310 South Main

Broadway Office

Salt Lake City, Utah 84101

ROYAL BANK OF CANADA

355 - 8 Avenue, SW

Calgary, Alberta T2P 2N5

INVESTOR CONTACT

ROBERT d'ARTOIS

Toll Free: 1-800-793-8370

Telephone: (403) 269-5369

Facsimile: (403) 261-2866

E-Mail: invest@carminatech.com

HEAD OFFICE

CARMINA TECHNOLOGIES, INC.

#810, 540 - 5th Avenue SW,

Calgary, Alberta T2P 0M2

Toll Free: 1-800-793-8370

Telephone: (403) 269-5369

Facsimile: (403) 261-2866

E-Mail: info@carminatech.com