Form 10QSB
period 2003-03-31
CARMINA TECHNOLOGIES INC
filed 2003-05-27
CIK 1115054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE PERIOD ENDED March 31, 2003

Commission File number 0-30685

CARMINA TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Utah

870305395

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

810, 540 5th Avenue SW, Calgary, Alberta, Canada

(Address of principal executive officers)

T2P-0M2

(Zip Code)

(403) 269-5369

(Registrant’s telephone number, including area code)

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

ISSUER IS A CORPORATION

Common stock, No par value - 24,518,500 shares issued and outstanding as of May 14, 2003.

Transitional Small Business Disclosure Format (Check One):

Yes [  ]     No [X]

Part I

Item 1.  Interim Financial Statements

CARMINA TECHNOLOGIES INC.

AND SUBSIDIARIES

(in US Dollars)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003

FINANCIAL STATEMENTS TABLE OF CONTENTS

Page

Consolidated Interim Balance Sheets

3

Consolidated Interim Statements of Operations

4

Consolidated Interim Statements of Comprehensive Loss

5

Consolidated Interim Statements of Capital Deficit

6

Consolidated Interim Statements of Cash Flows

7

Notes to Consolidated Interim Financial Statements

8-16

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Interim Balance Sheets

( in US Dollars)

As at:	March 31, 2003 (unaudited)	December 31, 2002
CURRENT ASSETS
Cash	$11,986	$42,930
Accounts receivable (net of allowance of $6,197 and $5,766)	41,730	33,430
Other receivable	1,609	15,648
Prepaid expenses	13,872	12,524
Inventory	16,111	17,760
Marketable securities (Note 1(a))	9,048	9,048
Total Current Assets	94,356	131,340

PROPERTY AND EQUIPMENT (net of accumulated depreciation)	99,980	95,031
GOODWILL (Note 3)	495,065	495,065
TOTAL ASSETS	$689,401	$721,436
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts payable	$286,995	$238,195
Due to related party (Note 1(b))	617,838	486,743
Accrued expenses	27,214	20,627
Capital lease	4,994	5,702
Deferred revenues	29,348	24,462
Total Current Liabilities	966,389	775,729
CAPITAL DEFICIT
Common stock: 40,000,000 shares authorized no par value, 24,257,800 shares (December 31, 2002 - 23,467,300)	2,296,482	2,288,482
Additional paid in capital	2,359,034	1,350,229
Accumulated other comprehensive income -foreign exchange losses	(48,870)	(17,668)
Accumulated deficit	(4,883,634)	(3,675,336)
Total Capital Deficit	(276,988)	(54,293)
TOTAL LIABILITIES & CAPITAL DEFICIT	$689,401	$721,436

See accompanying notes to the consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Interim Statements of Operations

(in US Dollars)

(unaudited)

	For the three months ended March 31
		2003		2002(1)		2002(2)
REVENUES	$		$		$
Hosting and access		74,614		--		46,908
Consulting		47,913		--		118,801
Hardware sales		34,665		--		42,972
		157,192		--		208,681
COST OF REVENUES
Hosting and access		53,511		--		33,641
Consulting		37,880		--		93,924
Hardware		29,996		--		39,319
Depreciation		2,630		--		2,625
COST OF REVENUES		124,017		--		169,509
GROSS PROFIT		33,175		--		39,172

EXPENSES
General and administrative (Notes 5 & 6)		1,135,566		106,738		25,718
Selling and marketing		74,400		--		23,225
Depreciation		5,052		712		873
Research and development		24,870		329		--
Total Expenses		1,239,888		107,779		49,816
LOSS FROM OPERATIONS		(1,206,713)		(107,779)		(10,644)
OTHER INCOME (EXPENSE)
Unrealized loss on investments		--		(24,656)		--
Interest and other income		179		--		507
Interest expense		(1,764)		(2,560)		--
Total Other Income (Expense)		(1,585)		(27,216)		507

NET LOSS		$(1,208,298)		$(134,995)		$(10,137)
BASIC AND DILUTED LOSS PER SHARE		$(0.05)		$(0.01)		$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		24,126,018		21,917,300		1,764,706

(1) Represents the results of operations of Carmina Technologies Inc. (the successor company).

(2) Represents the results of operations of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the consolidated interim financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Interim Statements of Comprehensive Loss

(in US Dollars)

(unaudited)

	For the three months ended March 31,
	2003	2002(1)	2002(2)

NET LOSS	$(1,208,298)	$(134,995)	$(10,137)
OTHER COMPREHENSIVE LOSS
Foreign exchange translation gains (losses)	(31,202)	392	1,953
COMPREHENSIVE LOSS	$(1,239,500)	$(134,603)	$(8,184)

(1) Represents the comprehensive loss of Carmina Technologies Inc. (the successor company).

(2) Represents the comprehensive loss of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the consolidated interim financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Interim Statements of Capital Deficit

(in US Dollars)

(unaudited)

	Common Stock No. of Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total
Balance, Jan 1, 2003	23,467,300	$2,288,482	$1,350,229	$(17,668)	$(3,675,336)	$(54,293)
Common stock issued for exercise of options (Note 6)	710,500	--	348,000	-	--	348,000
Options exercised for cash	80,000	8,000		-	--	8,000
Compensation expense on options issued to consultants and employees (Note 4 (b))	-	--	630,805	-	--	630,805
Services contributed by officers of the Company (Note 5)	-	--	30,000	-	--	30,000
Other comprehensive losses	-	-		(31,202)	--	(31,202)
Net loss for the period	-	-		--	(1,208,298)	(1,208,298)
Balance, March 31, 2003	24,257,800	$2,296,482	$2,359,034	(48,870)	$(4,883,634)	$(276,988)

See accompanying notes to the consolidated interim financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Interim Statements of Cash Flows

(in US Dollars)

(unaudited)

	For the three months ended March 31
	2003	2002(1)	2002(2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,208,298)	$(134,995)	$(10,137)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,682	712	3,498
Services contributed by officers (Note 5)	30,000	40,000	--
Unrealized loss on securities	--	24,656	--
Compensation expense (reversal) through issuance of options (Note 4 (b))	630,805	(11,500)	--
Compensation expense on cashless exercise of options	348,000	-	--
Changes in operating assets & liabilities:
(Increase) decrease in receivables	5,739	(682)	(43,876)
(Increase) decrease in prepaid expenses	(1,348)	--	--
(Increase) decrease in inventory	1,649	--	--
Increase (decrease) in accounts payable & accrued expenses	55,387	(15,822)	1,423
Increase (decrease) in deferred revenues	4,886	--	(3,975)

Net Cash Used in Operating Activities	(125,498)	(97,631)	(53,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,628)	(11,675)	--
Proceeds on sale of property and equipment	--	--	4,275

Net Cash Provided (Used) by Investing Activities	(12,628)	(11,675)	4,275

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party (Note 1 (b))	99,147	159,054	(1,952)
Capital lease payments	(708)	--	(1,216)
Issuance of common stock for cash	8,000	-	--

Net Cash Provided (Used) by Financing Activities	106,439	159,054	(3,168)

Effect of currency fluctuation on cash	743	--	--

NET INCREASE (DECREASE) IN CASH	(30,944)	49,748	(51,960)

CASH AT BEGINNING OF PERIOD	42,930	16,326	161,854

CASH AT END OF PERIOD	$11,986	$66,074	$109,894
*See Note 8 for Statement of Cash Flows supplementary information.

(1) Represents the cash flows of Carmina Technologies Inc. (the successor company).

(2) Represents the cash flows of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the consolidated interim financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Carmina Technologies, Inc. (Carmina) was incorporated under the laws of the State of Utah on March 5, 1973.

The consolidated interim financial statements presented include those of Carmina Technologies, Inc., its wholly owned subsidiaries, Carmina Canada Inc. (CCI),  Assured Performance Monitoring, Inc. (APM) and WorldWide
Online Corp. (WWO).  Collectively, they are referred to herein as “the Company.”

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

WWO

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from
WorldWide Data Inc, for consideration of 650,000 restricted shares of the Company valued at $357,500.  An additional 350,000 or 600,000 shares will be delivered by September 30, 2003 provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly (Note 3).  As a result of the acquisition, WWO is considered to be the predecessor business.

WWO is a Toronto-based, Managed Service Provider offering business-to-business solutions for clients in
Canada, the USA and Europe.  Supported by a team of seven design and development professionals, WWO hosts, manages and builds corporate solutions covering a wide range including web hosting, application development, e-
commerce infrastructures, knowledge management and business process improvement complemented  by a suite of internet working solutions involving design, implementation and management of client networks.  WWO is the implementation, support and technical services provider for APM and other company subsidiaries.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Annual report on Form 10-KSB. The
Company follows the same accounting principles in preparation of interim reports.  Information summarizing certain of the Company’s significant accounting policies are as follows:

a.  Marketable Securities

The Company held 362,500 (December 31, 2002 - 362,500) shares of Qnetix, Inc.’s common stock as trading securities at March 31, 2003.  The fair value of the Company’s marketable securities is estimated based on quoted market prices for those investments.  The fair value of Qnetix, Inc. marketable securities based on the last market priced sale of shares at March 31, 2003 was $2,298 (December 31, 2002 - $2,298)

The Company also held 225,000 (December 31, 2002 - 225,000) shares of Power Interactive Media Inc. (formerly
Power Kiosk, Inc.) as trading securities at March 31, 2003. The fair value of Power Interactive Inc. marketable securities based on the last market priced sale of shares at March 31, 2003 was $6,750 (December 31, 2002 -
$6,750).

Because the Company’s marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment.

b. Related Party Transactions

Amounts Due to a Related Party consist of $568,520 (December 31, 2002 - $439,501) due to Rhonda
Corporation, a party related by virtue of being a significant shareholder of the Company, and $49,318 (December
31, 2002 - $47,242) due to directors and officers of the Company.   During the three month period ended March
31, 2003 the Company paid $6,056 (three months ended March 31, 2002 - $nil) in consulting fees to directors of the Company.  These amounts are unsecured, non-interest bearing, with no terms of repayment.

c.  Stock-based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to
Employees, and related interpretations in accounting for all stock option plans.  Under APB Opinion No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.  Such compensation is amortized on a straight-
line basis over the respective vesting periods.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

Stock options granted to non-employees are accounted for in accordance with the fair value based method prescribed in SFAS No. 123 using the Black-Scholes option pricing model.  Stock compensation for non-
employees is re-measured quarterly until such options vest.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

The Company does not plan to adopt the fair value based method of accounting for stock-based compensation to employees.  Had full compensation cost for the Company’s stock options issued to employees, directors and officers been recorded using the fair value based method related pro-forma information required under SFAS No.
123 would have been as follows:

For the three months ended March 31, 2003
Reported net loss	$(1,208,298)
Add: stock-based compensation expense included in reported net loss	791,050
Deduct: total stock-based compensation expense determined under the fair value based method	(192,366)
Proforma net loss	$(609,614)
Reported loss per share, basic and diluted	$(0.05)
Proforma net loss per share, basic and diluted	$(0.03)

For the proforma disclosures, fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: No dividends have been issued.  The expected holding period for the options was between 3 and 9 years.  The US treasury rate for the period equal to the expected life of the options
(5.0%) was used as the risk-free rate.  The volatility used was 110%  based on historical price per share of shares sold.  The value is also recognized over the vesting terms of the options.

During the three months ended March 31, 2003, the Company permitted certain individuals holding stock options to exercise the options on a cashless basis pursuant to terms and conditions of the Stock Option Plan.  By virtue of accepting the exercise on a cashless basis, stock options granted to employees pursuant to the Plan are now being accounted for following variable accounting provisions.  Under variable accounting, compensation expense is first recognized for the difference between the quoted market price of the Company’s underlying common shares and the exercise price (plus any intrinsic value calculated on the initial grant of the options) of the options on the date variable accounting first applies.  On March 3, 2003, the quoted market price was $1.55 which resulted in compensation expense of $348,000 pertaining to 240,000 options exercised by employees on that date.  After that date, compensation expense on remaining employee options outstanding is recalculated on a quarterly basis until the options are exercised or are cancelled.  Compensation expense of $443,050 pertaining to 1,370,000 options held by employees was recognized in the three months ended March 31, 2003.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

NOTE 2 - GOING CONCERN

The Company’s consolidated interim financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the liquidation of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company incurred a net loss of $1,208,298 for the quarter ended March 31, 2003, has an accumulated deficit of $4,883,634, has negative working capital of
$872,033 and has insufficient revenues to cover its operating costs.  Management’s plans to continue as a going concern include (1) continued growth of its sales revenues through APM and WWO, (2) raising additional capital through sales of common stock, the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (3) the use of stock options to pay for employee compensation and marketing services.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - BUSINESS COMBINATION

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from
WorldWide Data Inc, for a consideration of 650,000 restricted shares of the Company valued at $357,500.  An additional 350,000 or 600,000 shares will be delivered by September 30, 2003 provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly.  To obtain the maximum of 1,250,000 shares, WWO must achieve gross revenues of CAN
$1,400,000 (approximately $895,000), gross margins of CAN $500,000 (approximately $320,000) and cumulative EBITDA of CAN $60,000 (approximately $38,000) in the twelve month period.  The amount of consideration was arrived at in arm’s length negotiations with the vendor and the price per share was based on the most recent sale price of the Company’s stock on the OTCBB prior to signing the letter of intent August 26, 2002.

The acquisition of WWO provided Carmina with the technical personnel, operational capacity and support framework needed to bring APM products to market.  Additionally, WWO products and services are complementary to those offered by APM, thereby providing an opportunity to integrate WWO products and services with those of APM.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

The acquisition of WWO has been accounted for by the purchase method, with the Company being the acquirer, based on the fair values of the assets or liabilities acquired, as follows:

	Book Value	Fair Value	Discrepancy
Current assets	$105,215	$105,215	$--
Current liabilities	(296,351)	(296,351)	--
Negative working capital	(191,136)	(191,136)	--
Fixed assets	55,753	55,753	--
Long-term portion of capital lease obligations	(2,182)	(2,182)
Goodwill	--	495,065	(495,065)
Net assets acquired	$(137,565)	$357,500	$(495,065)
Purchase price being the value attributed to the shares acquired	$357,500	$357,500

NOTE 4 - WARRANTS AND OPTIONS

a.  Warrants

Each warrant outstanding is exercisable to one common share at an exercise price of $1 per warrant until
December 9, 2004.  A summary of the status of the Company’s warrants as of December 31, 2002 and changes during the three months ending March 31, 2003 are presented below:

	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2002 and March 31, 2003	700,000	$1.00

The warrants that are vested at March 31, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise		Number Exercisable	Weighted Average Exercise
Range - $1.00	700,000	$1.00	1.69 years	700,000	$1.00

b.  Stock Options

On February 12,  2000 (as amended on August, 26,  2002), the Company's Board of Directors approved a Stock
Option Plan.  The Plan provides for the granting of stock options to key employees, directors and consultants to

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

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

Employees

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to
Employees, and related interpretations in accounting for all stock option plans.  Under APB Opinion No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.  Such compensation is recognized on a straight-line basis over the vesting periods of the respective options.  By virtue of the exercise of options on a cashless basis on March 3, 2003, the options outstanding to employees are being accounted for prospectively as variable (Note 1 (c)).

A summary of the status of the Company’s options accounted for under APB No. 25 as at December 31, 2002 and changes during the three months ending March 31, 2003 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2002	1,490,000	$0.42
Granted	200,000	1.50	$0.95
Exercised	(320,000)	0.10
Outstanding, March 31, 2003	1,370,000	$0.65
Exercisable, March 31, 2003	462,500	$0.51
Exercisable, December 31, 2002	410,000	$0.22

Options accounted for in accordance with APB No. 25 as at March 31, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at March 31, 2003	Weighted Average Exercise Price		Number Exercisable at March 31, 2003	Weighted Average Exercise Price
Range - $0.10	160,000	$0.10	3.92 years	160,000	$0.10
Range - $0.55	610,000	$0.55	4.42 years	152,500	$0.55
Range - $0.60	400,000	$0.60	4.57 years	100,000	$0.60
Range - $1.50	200,000	$1.50	4.98 years	50,000	$1.50
	1,370,000	$0.65		462,500	$0.51

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

For the three months ended March 31, 2003, compensation expense of $791,050 was recognized in respect of exercised and unexercised options to employees, calculated using variable accounting.

Non-employees

FASB Statement 123, “Accounting for Stock-Based Compensation” (SFAS No. 123"), requires the Company to record compensation costs for the Company’s stock option plans and other stock awards to consultants determined in accordance with the fair value based method prescribed in SFAS No. 123.  Unvested stock options are measured quarterly for the purpose of determining stock option compensation.

A summary of the status of the Company’s options accounted for under SFAS No. 123 as at December 31, 2002 and changes during the three months ending March 31, 2003 is presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2002	1,170,000	$0.32
Exercised	(520,000)	0.10
Outstanding, March 31, 2003	650,000	$0.50
Exercisable, March 31, 2003	525,000	$0.50
Exercisable, December 31, 2002	715,000	$0.31

Options accounted for under SFAS No. 123 as at March 31, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at March 31, 2003	Weighted Average Exercise Price		Number Exercisable at March 31, 2003	Weighted Average Exercise Price
Range - $0.50	650,000	$0.50	2.87 years	525,000	$0.50

Compensation expense of $187,755 (2002 - recovery of $15,500) has been recognized in respect of options granted and cancelled under SFAS 123 based on the value attributable to these options as described above.  Fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions for options vesting in the period and those still unvested at March 31, 2003: No dividends.  The US treasury rate for the period equal to the expected life of the options (5.0%) (2002 - 5.00%) was used as the risk-
free rate.  The volatility used was 110% (2002 - 1%) The value is also recognized over the vesting terms of the options.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

NOTE 5 - MANAGEMENT FEES

The Company has three (2002 - four) officers, which contribute about one half of their time to the Company.
Although no cash was paid for their services, the value of their services is estimated at $40,000 per year for each officer.  For the three month period ended March 31, 2003 the Company expensed $30,000 (2002 - $40,000) as management fees and showed the amount as services contributed to the Company on the Consolidated Interim
Statement of Capital Deficit.

NOTE 6 - COMMON STOCK

During the three month period ended March 31, 2003 common stock of the Company was issued:

a) on February 28, 2003 a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash proceeds of $4,000,

b) on March 3, 2003 a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash proceeds of $4,000,

c) on March 3, 2003, directors, officers and consultants exercised 760,000 options at $0.10 per share.  As payment, per Section 8 (e) (ii) of the Stock Option Plan As Amended August 26, 2002, 49,500 shares were used as payment to the Company in settlement of the option exercise price at the market price of $1.55 per share and the
Company issued net 710,500 shares to the optionees at a value of $1,100,550.  As a result of the cashless exercise,
$348,000 was recognized as compensation expense for 240,000 options exercised by employees.

NOTE 7 - SUBSEQUENT EVENTS

On April 1, 2003 a consultant of the Company exercised 700 options at $0.50 per share for total cash of $350.  On
April 9, 2003, a director of the Company exercised 160,000 options at $0.10 per share for a total value of
$16,000.  On May 5, 2003 an employee of the Company was issued 100,000 common shares valued at $78,000 for contributions to the Company.

Additionally, on May 3, 2003,  the Company issued 800,000 options exercisable at $1.25 per share to a non-
employee of the Company in consideration of financial consulting services.  These options vest 25% at May 5,
2003 and 25% each year subsequent.  All 800,000 options expire May 5, 2008.

NOTE 8 - STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2003	For the three months ended March 31, 2002 (1)	For the three months ended March 31, 2002 (2)
CASH PAID FOR:
Interest	$1,764	$--	$--
Income taxes	$--	$--	$--

(1) Represents the cash flows of Carmina Technologies Inc. (the successor company).

(2) Represents the cash flows of WorldWide Online Corp. (the predecessor company).

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

March 31, 2003

(In US Dollars)

(unaudited)

NOTE 9 - SEGMENTED INFORMATION

Operating Segment:

The Company has 2 operating segments, WWO and APM.

March 31, 2003	APM	WWO	Corporate	Total
Revenues	$--	$157,192	$--	$157,192
Depreciation	4,109	3,506	67	7,682
Interest expense	--	1,764	--	1,764
Segment loss	417,887	53,908	736,503	1,208,298
Capital expenditures	12,391	237	--	12,628
Segment assets	78,058	115,674	495,669	698,401

The Company had not acquired the WWO segment and had not generated any sales in APM in the quarter ended
March 31, 2002.

Substantially all of the Company’s sales are to customers based in Canada.  All of the Company’s fixed assets are located in Canada.

Major Customers

65% of sales in 2003 (three months ended March 31, 2002 - nil) were made up of sales to two customers, individually representing 54% (three months ended March 31, 2002 - nil) and 11% (three months ended March
31, 2002 - nil) of sales for the first quarter of 2003.  During the three months ended March 31, 2002, 35% of
WWO’s revenue was earned from one customer.

Item 2.  Management’s Discussion, Analysis and Plan of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB constitute “forward-looking statements” within the meaning of The
Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressly stated or implied by such forward-looking statements.  Such factors include, among others, the following: force major events, competition, financial and commercial viability, lack of patents, licenses, franchises and concessions, and uncertain demand for Company’s products.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

Our consolidated interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General - Explanation of Comparative Periods

Our consolidated interim financial statements include Carmina Technologies Inc., as well as our wholly owned subsidiaries Carmina Canada Inc. (CCI), Assured Performance Monitoring Inc.(APM) and WorldWide Online
Corp. (WWO), for the three month period ended March 31, 2003.  As WWO is considered to be our predecessor business by virtue of the acquisition effective October 1, 2002, information and results of operations has been provided for each of Carmina and WWO for the comparative three-months ended March 31, 2002.

For the quarters ended March 31, 2003 and 2002, the following discussion relates to the consolidated interim operations of Carmina Technologies and WWO:

Results of Operations

We incurred a net loss of $1,208,298 during the three month period ended March 31, 2003 compared with a loss of $134,995 during the three month period ended March 31, 2002, WWO’s net loss ended March 31, 2002 was
$10,137.

Revenues

Gross revenues for the three months ended March 31, 2003 increased to $157,192 from $nil compared to the three months ended March 31, 2002.  WWO’s revenues for the three months ended March 31, 2002 were $208,681.
The 2003 increase in consolidated revenue was a result of the acquisition of WWO, effective October 1, 2002.
APM generated no revenues for the three months ended March 31, 2003.  WWO experienced a net decrease in revenue to $157,192 for the three months ended March 31, 2003 from $ 208,681 during the three months ended
March 31, 2002, due to a softening of the managed service provider sector.

Gross Profit

Total costs were $124,017 (including depreciation and amortization of $2,630), leaving a gross profit of $33,175
(21%) for the three months ended March 31, 2003, compared to a gross profit of $39,172 (19%) for WWO for the three months ended March 31, 2002.  The improvement in gross profit is primarily due to a change in sales mix in
2003 whereby a greater percentage of revenue was generated by higher margin hosting activities (approximately
29%) as opposed to lower margin consulting and hardware revenue.

General and administrative expenses

For the three months ended March 31, 2003, general and administrative expenses totaled $1,135,566 compared to consolidated $106,738 for March 31, 2002 and WWO’s $25,718 for the three months ended March 31, 2002.  In the three months ended March 31, 2003 the general and administrative expenses included a one time compensation expense of $978,805 in respect of stock options exercised and outstanding, including the impact of variable accounting as a result of accepting cashless exercise of options in March 2003.

Selling and marketing expenses

Selling and marketing expenses were $74,400 for 2003 compared to $nil for the consolidated total and $23,225 for WWO during the three months ended March 31, 2002.  Although APM did not generate any sales revenue during the period, APM incurred $40,867 of expenses to promote its products.

Research and development

During the first quarter of 2003 the first working model of our products were delivered to prospective customers and we have expensed $24,870 (2002 -$329) during the quarter ended March 31, 2003.  Research and development activities consummated upon completion of acquisitions of APM and WWO in 2002.

For the quarter ended March 31, 2003

Liquidity and Capital Resources

We have continued to finance our activities primarily through the issuance and sale of securities and advances from a major shareholder.  We have recurring losses since inception and our current liabilities exceed our current assets.  As of March 31, 2003 we had an accumulated deficit of $4,883,634 and a working capital deficiency of
$872,033.

Our cash position at March 31, 2003 was $11,986 compared to $42,930 at December 31, 2002.  This decrease was due to the following:

Cash used in operating activities was $125,498 for the three months ended March 31, 2003.  Our net loss includes non-cash charges of $7,682 for depreciation, $30,000 for services contributed by officers and $978,805 for compensation expense on exercise and outstanding options.  Additionally we increased our accounts payable and accrued liabilities by $55,387 and decreased our receivables by $5,739, increased our prepaid expenses by $1,348, decreased our inventory by $1,649, and increased our deferred revenues by $4,886.  Cash used in operating activities for the three months ended March 31, 2002 was $97,631, largely consisting of expenses incurred in the first quarter of 2002.  Cash used by WWO in the three months ended March 31, 2002 was $53,067 consisting of the loss for the period as adjusted for an increase in unpaid sale at that date of $43,876.

Investing activities consisted of cash purchases of property and equipment of $12,628 compared to cash purchases of $11,675 in 2002.  WWO purchased no property and equipment during the comparable period in 2002, but sold certain property and equipment for proceeds of $4,275.

Financing activities consisted of advances from Rhonda Corporation of $99,147, capital lease payments of $708 and $8,000 from the issuance of 80,000 shares of common stock.  An additional 710,500 common shares were issued on exercise of 760,000 options on a cashless basis pursuant to our stock option plan.  During the three months ended March 31, 2002, we borrowed $159,054 from related parties, primarily Rhonda Corporation.
Financing activities by WWO for the comparable period in 2002 were relatively insignificant.

Continuing Operations

The Company will continue its plans to focus on rolling out applications of APM’s technology to industry and governmental regulatory bodies in the public health and safety field.  Industries such as transport and food processing that are subject to regulatory reporting requirements will also be targeted.  Opportunities to incorporate customized appliances based on the GC2000 platform, developed in 2001, as a key component of APM’s services will be sought.

The tentative minimum budget for the next 12 months is, in order of priority:

Customization and packaging of intellectual property	$100,000
Future acquisitions (1)	$200,000
General and administrative costs	$800,000
$1,100,000

(1) These estimated expenditures are to identify and negotiate the potential acquisitions of businesses that complement the current operations of the Company.

Any additional capital required will be raised primarily through the private placement of our securities.
Management anticipates that financing of this budget can be arranged with existing shareholders and from the sale of marketable securities.  Should the required financing not be forthcoming the Company would face liquidation.

Upon additional funding becoming available, they will be directed toward developing and growing of APM’s business.

The Company does not anticipate making any significant purchases of plant or equipment and does not anticipate there will be any significant change in the number of employees during 2003.

The year 2003 will be challenging.  The Company’s ability to expand its market of the Assur products is dependent on additional financing which, in the current economic climate, may not be available.  No forecast of commercial revenue is possible at this time.

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

Due to the uncertainty about our ability to continue as a going concern, in their report on the annual consolidated financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

Our consolidated interim financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.
These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated interim financial statements is critical to an understanding of our financials.

Information summarizing certain of the Company’s significant accounting policies follows.

Revenue Recognition

The Company recognizes revenue from hosting and access services as the services are performed, generally on a straight-line basis over the hosting contracts.  Deferred revenue results from amounts received for co-location and bandwidth services as well as web hosting services prior to the revenue being earned.  Consulting revenue is recognized as the services are performed.  Sales of hardware are recognized as revenue on the date the products are delivered to the customers’ premises, at which time title to the hardware transfers to the purchaser.

Software Development Costs

The Company follows the provisions of SFAS No. 2 in recording research and development expenses related to their online services.  Under SFAS No. 2, all such expenses are charged to the Statement of Operations as incurred.  In accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or
Otherwise Marketed, development costs incurred in the research and development of products containing the
Company’s software development costs incurred in the development of software are expensed as incurred until technological feasibility in the form of a working model has been established and after the product is available for general release to the customer.

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other
“forward-looking statements”.  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below.  We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.  In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have a history of net losses and a lack of established revenues and as a result we expect to incur net losses in the future.  We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations, including a loss of $1,208,298 for the three-months ended March 31, 2003. As of March 31, 2003, we have an accumulated deficit of $4,883,634. Our ability to achieve profitability in the future will depend upon our ability to complete the development of our products, create a customer base, increase our market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our services and technologies and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

Need for Outside Financing; Business and Product Development.  To date, we have had negative cash flows from operations and have depended on sales of our common stock to meet cash requirements.  We will continue to require additional funding to carry out our business plan.  While the Company will seek to raise the needed funds through either private placements or a secondary offering, there is no assurance that the required financing can be obtained on terms favorable to the existing shareholders, or that financing can be obtained at all.  Absent such additional financing, the successful operation of the Company, as well as development and marketing of its products, may not be viable.

Competition.  Because of the nature of the Company’s business and the lack of barriers preventing competitors from entering the market, competition may become intense amongst competing monitoring systems.  Competitors may have longer operating histories, greater name recognition and greater financial, technical and marketing resources and thus, may be able to adopt more aggressive pricing policies, respond to new technologies, industry standards and customer demands, expand globally and make more attractive offers to potential employees and consultants.

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

Quality of Marketing and Service.  Should the Company not provide the quality of marketing and service it proposes to provide, the Company’s business will lack the competitiveness required to allow the company to be viable.

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

Market for Common Stock.  The Company’s common stock is quoted on the Bulletin Board of the National
Association of Securities Dealers, Inc. (the "OTCBB").  Any market price for shares of common stock of the
Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect.  In addition, the stock markets generally have experienced and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

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

Possible Future Compensation Arrangements.  If the Company is successful in developing and marketing its’
products and services, it may be necessary, in order to retain qualified management and directors, to enter into arrangements and agreements which will allow officers and directors to participate in retirement, deferred compensation and other financial plans, although such arrangements and agreements are not determined at this time.

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

Item 3- Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the
Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  This evaluation was carried out under the supervision, and with the participation of the
Company’s management, including the President.  Based upon that evaluation, the President concluded that the
Company’s disclosure controls and procedures are effective.  There have been no significant changes in the
Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange
Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the
Exchange Act is accumulated and communicated to management, including the Company’s President and Chief
Executive Officer as appropriate, to allow timely decisions regarding the required disclosure.

Part II

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in securities

Recent Sales of Unregistered Securities

On February 28, 2003, a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash of $4,000.  On March 3, 2003 a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash of $4,000.

On March 3, 2003, directors, officers and consultants exercised 760,000 options at $0.10 per share.   As payment,
per Section 8 (e) (ii) of the Stock Option Plan As Amended August 26, 2002, 49,500 shares were used as payment to the Company in settlement of the option exercise price at the market price of $1.55 per share and the Company issued net 710,500 shares to the optionees at a value of $1,100,550.  The Company relied on Rule 16b-3 of the
Securities and Exchange Act of 1934 for the issuance of these common shares.

On April 1, 2003 a consultant of the Company exercised 700 options at $0.50 per share for total cash of $350.

On April 9, 2003 a director and officer of the Company exercised 160,000 options at $0.10 per share for total cash of $16,000.

On May 5, 2003 an employee of the Company was issued 100,000 common shares at a value of $78,000 for contributions to the Company.  The shares were valued at the market based price on the day of issuance.

For the above transactions, unless otherwise noted, the Company relied upon Regulation S Exemption and no state exemption, as the recipients are all located in Canada.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three month period ended March 31, 2003.

Item 6- Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

1.   Exhibits required to be filed by Item 601 of Regulation S-B.  Exhibits 99.1, 99.2 are filed herewith.

All other exhibits are incorporated by reference as  indicated below.

Exhibit No.

Exhibit Description

(2)

Agreement of Exchange (incorporated herein by reference to Exhibit 2 of the report on Form 10-SB12G/A filed 23 March 2001, file No. 1.000-
30685)

(3)(i)

Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3 of the report on Form 10-SB12G/A of file
No. 1.000-30685.  (Note no By-Laws created)

(10)

Stock Option Plan, As Amended August 26, 2002 (incorporated herein by reference to Exhibit 10 of the report on Form 10-KSB file No. 1.000-30685 filed on May 9, 2003).

(21)

Subsidiaries of the Registrant (incorporated herein by reference to Exhibit
10 of the report on Form 10-KSB file No. 1.000-30685 filed on May 9,
2003).

(99.1)

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMINA TECHNOLOGIES INC.

By:     ___/s/ John M. Alston______

Date:    May 19, 2003

John M. Alston, President,

Chief Executive Officer and Director

CERTIFICATIONS

I, John M. Alston, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Carmina Technologies Inc., and subsidiaries;

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

Date: May 19, 2003

/s/ JOHN M. ALSTON

John M. Alston,

President and Chief Executive Officer

I, Glen R. Alston, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Carmina Technologies Inc., and subsidiaries;

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

Date: May 19, 2003

/s/ GLEN R. ALSTON

Glen R. Alston,

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies Inc. (the "Company") on Form 10-QSB for the
quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, John M. Alston, President and Chief Executive Officer of the Company, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) The information contained in the Report for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ John M. Alston

John M. Alston

President and Chief Executive Officer

May 19, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies Inc. (the "Company") on Form 10-QSB for the
quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Glen R. Alston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) The information contained in the Report for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ Glen R. Alston

Glen R. Alston

Chief Financial Officer

May 19, 2003

CARMINA TECHNOLOGIES INC.

CORPORATE INFORMATION

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

ROBERT d’ARTOIS, CAAP

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

ROBERT d’ARTOIS

Toll Free: 1-800-793-8370

Telephone: (403) 269-5369

Facsimile: (403) 261-2866

E-Mail: invest@carminatech.com

HEAD OFFICE

CARMINA TECHNOLOGIES, INC.

#810, 540 - 5th Avenue SW,

Calgary, Alberta T2P 0M2

Toll Free: 1-800-793-8370

Telephone: (403) 269-5369

Facsimile: (403) 261-2866

E-Mail: info@carminatech.com