Form 10QSB
period 2003-06-30
CARMINA TECHNOLOGIES INC
filed 2003-08-20
CIK 1115054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE PERIOD ENDED June 30, 2003

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

ISSUER IS A CORPORATION

Common stock, No par value - 24,593,500 shares issued and outstanding as of August 23, 2003.

Transitional Small Business Disclosure Format (Check One):

Yes [  ]     No [X]

Part I

Item 1.  Interim Financial Statements

CARMINA TECHNOLOGIES INC.

AND SUBSIDIARIES

(in US Dollars)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

FINANCIAL STATEMENTS TABLE OF CONTENTS

Page

Consolidated Balance Sheets

3

Interim Consolidated Statements of Operations

4

Interim Consolidated Statements of Comprehensive Loss

5

Interim Consolidated Statements of Capital Deficit

6

Interim Consolidated Statements of Cash Flows

7

Notes to Interim Consolidated Financial Statements

8-17

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in US Dollars)

As at	June 30, 2003 (unaudited)	December 31, 2002
CURRENT ASSETS
Cash	$8,169	$42,930
Accounts receivable (net of allowance of $6,750 and $5,766)	57,878	33,430
Other receivable	11,165	15,648
Prepaid expenses (Note 6(g))	171,821	12,524
Inventory	16,111	17,760
Marketable securities (Note 1(a))	6,750	9,048
Total Current Assets	271,894	131,340

PROPERTY AND EQUIPMENT (net of accumulated depreciation)	111,279	95,031
GOODWILL (Note 3)	495,065	495,065
TOTAL ASSETS	$878,238	$721,436
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts payable	$425,804	$238,195
Due to related party (Note 1(b))	852,645	486,743
Accrued expenses	22,169	20,627
Capital lease	11,846	5,702
Deferred revenues	31,969	24,462
Total Current Liabilities	1,344,433	775,729
CAPITAL DEFICIT
Common stock: 40,000,000 shares authorized no par value, 24,593,500 shares (December 31, 2002 - 23,467,300)	2,510,832	2,288,482
Additional paid-in capital	2,957,206	1,350,229
Accumulated other comprehensive income -foreign exchange losses	(134,062)	(17,668)
Accumulated deficit	(5,800,171)	(3,675,336)
Total Capital Deficit	(466,195)	(54,293)
TOTAL LIABILITIES & CAPITAL DEFICIT	$878,238	$721,436

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(in US Dollars)

(unaudited)

	For the three months ended June 30			For the six months ended June 30
	2003	2002(1)	2002(2)	2003	2002(1)	2002(2)
REVENUES
Hosting and access	$77,517	$--	$49,764	$152,131	$--	$96,672
Consulting	66,977	--	135,936	114,890	--	254,737
Hardware sales	194,102	--	145,496	228,767	--	188,468
	338,596	--	331,196	495,788	--	539,877
COST OF REVENUES
Hosting and access	63,683	--	40,830	117,194	--	74,471
Consulting	51,330	--	103,876	89,210	--	197,800
Hardware	171,767	--	119,670	201,763	--	158,989
Depreciation	2,832	--	3,131	5,462	--	5,756
	289,612	--	267,507	413,629	--	437,016
GROSS PROFIT	48,984	--	63,689	82,159	--	102,861

EXPENSES
General and administrative	760,666	160,376	27,145	1,896,232	267,114	52,863
Selling and marketing	181,695	--	10,977	256,095	--	34,202
Depreciation	6,150	743	1,046	11,202	1,455	1,919
Research and development	10,692	(8)	--	35,562	321	--
Total Expenses	959,203	161,111	39,168	2,199,091	268,890	88,984
INCOME (LOSS) FROM OPERATIONS	(910,219)	(161,111)	24,521	(2,116,932)	(268,890)	13,877
OTHER INCOME (EXPENSE)
Unrealized loss on investments	(2,298)	(24,738)	--	(2,298)	(49,394)	--
Writedown of advances	--	(213,461)	--	--	(213,461)	--
Interest and other income	902	20	349	1,081	20	856
Interest expense	(4,922)	(40)	--	(6,686)	(2,600)	--
Total Other Income (Expense)	(6,318)	(238,219)	349	(7,903)	(265,435)	856

NET INCOME (LOSS)	$(916,537)	$(399,330)	$24,870	$(2,124,835)	$(534,325)	$14,733
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.02)	$0.01	$(0.09)	$(0.02)	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING	24,335,115	21,917,300	1,764,706	24,903,605	21,917,300	1,764,706

(1) Represents the results of operations of Carmina Technologies Inc. (the successor company).

(2) Represents the results of operations of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Comprehensive Loss

(in US Dollars)

(unaudited)

	For the three months ended June 30			For the six months ended June 30
	2003	2002(1)	2002(2)	2003	2002(1)	2002(2)

NET INCOME (LOSS)	$(916,537)	$(399,330)	$24,870	$(2,124,835)	$(534,325)	$14,733
OTHER COMPREHENSIVE INCOME ( LOSS)
Foreign exchange translation gains (losses)	(85,192)	(30,047)	14,483	(116,394)	(29,655)	16,436
COMPREHENSIVE INCOME (LOSS)	$(1,001,729)	$(429,377)	$39,353	$(2,241,229) $	$(563.980)	$31,169

(1) Represents the comprehensive loss of Carmina Technologies Inc. (the successor company).

(2) Represents the comprehensive loss of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Capital Deficit

(in US Dollars)

(unaudited)

	Common Stock No. of Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total
Balance, Jan 1, 2003	23,467,300	$2,288,482	$1,350,229	$(17,668)	$(3,675,336)	$(54,293)
Common stock issued for exercise of options (Note 6)	710,500	--	348,000	-	--	348,000
Options exercised for cash	240,700	24,350		-	--	24,350
Common stock issued to consultant for contract (Note 6)	75,000	120,000	--			120,000
Common stock issued to officer for bonus (Note 6)	100,000	78,000	--			78,000
Compensation expense on options issued to consultants and employees (Note 4 (b))	-	--	1,141,650	-	--	1,141,650
Issuance of warrants for consulting services (Note 6)	--	--	57,327	--	--	57,327
Services contributed by officers of the Company (Note 5)	-	--	60,000	-	--	60,000
Other comprehensive losses	-	-	--	(116,394)	--	(116,394)
Net loss for the period	-	-	--	--	(2,124,835)	(2,124,835)
Balance, June 30, 2003	24,593,500	$2,510,832	$2,957,206	(134,062)	$(5,800,171)	$(466,195)

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(in US Dollars)

(unaudited)

	For the six months ended June 30
	2003	2002(1)	2002(2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,124,835)	$(534,325)	$14,733
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	16,664	1,455	7,675
Services contributed by officers (Note 5)	60,000	80,000	--
Unrealized loss on securities	2,298	49,394	--
Writedown of advances	--	213,461	--
Stock issued for services	92,996	--	--
Issuance of warrants for consulting services	7,170	--	--
Compensation expense through issuance of options (Note 4 (b))	1,141,650	13,300	--
Compensation expense on cashless exercise of options	348,000	-	--
Changes in operating assets & liabilities:
(Increase) decrease in receivables	(18,772)	6,313	(133,945)
Increase in prepaid expenses	(1,997)	(3,322)	--
Decrease in inventory	2,337	--	--
Increase (decrease) in accounts payable & accrued expenses	181,590	(16,392)	60,387
Increase (decrease) in deferred revenues	3,353	--	(13,786)

Net Cash Used in Operating Activities	(289,546)	(190,116)	(64,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,144)	(12,509)	(12,127)
Proceeds on sale of property and equipment	--	--	4,275

Net Cash Used in Investing Activities	(15,144)	(12,509)	(7,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party (Note 1 (b))	288,146	190,573	--
Capital lease payments	(11,480)	--	(987)
Issuance of common stock for cash	24,350	-	--

Net Cash Provided by (Used in) Financing Activities	301,016	190,573	(987)

NET DECREASE IN CASH	(3,674)	(12,052)	(73,775)

Effect of currency fluctuation on cash	(31,087)	--	(16,436)

CASH AT BEGINNING OF PERIOD	42,930	16,326	161,854

CASH AT END OF PERIOD	$8,169	$4,274	$71,643
*See Note 7 for Statement of Cash Flows supplementary information.

(1) Represents the cash flows of Carmina Technologies Inc. (the successor company).

(2) Represents the cash flows of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the interim consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Carmina Technologies, Inc. (Carmina) was incorporated under the laws of the State of Utah on March 5, 1973.

The interim consolidated financial statements presented include those of Carmina Technologies, Inc., its wholly owned subsidiaries Carmina Canada Inc. (CCI),  Assured Performance Monitoring, Inc. (APM) and WorldWide
Online Corp. (WWO).  Collectively, they are referred to herein as “the Company.”

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

WWO

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from
WorldWide Data Inc, for consideration of 650,000 restricted shares of the Company valued at $357,500.  An additional 350,000 or 600,000 shares were to be delivered by September 30, 2003 (extended to January 31, 2004)
provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly.  The agreement has been amended to read the targets are to be achieved during the twelve month period ending December 31, 2003 (Note 3).  As a result of the acquisition,
WWO is considered to be the predecessor business.

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Annual report on Form 10-KSB. The
Company follows the same accounting principles in preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

Information summarizing certain of the Company’s significant accounting policies are set out below:

a.  Marketable Securities

The Company held 362,500 (December 31, 2002 - 362,500) shares of Qnetix, Inc.’s common stock as trading securities at  June 30, 2003.  The fair value of the Company’s marketable securities is estimated based on quoted market prices for those investments.  The fair value of Qnetix, Inc. marketable securities based on the last quoted market price at June 30, 2003 was $nil (December 31, 2002 - $2,298).  Accordingly, the Company recognized an unrealized loss on investment of $2,298 for the six months ended June 30, 2003.

The Company also held 225,000 (December 31, 2002 - 225,000) shares of Power Interactive Media Inc. (formerly
Power Kiosk, Inc.) as trading securities at June 30, 2003. The fair value of Power Interactive Inc. marketable securities based on the last market priced sale of shares at June 30, 2003 was $6,750 (December 31, 2002 -
$6,750).

Because the Company’s marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment.

b. Related Party Transactions

Amounts Due to a Related Party consist of $810,393 (December 31, 2002 - $439,501) due to Rhonda
Corporation, a party related by virtue of being a significant shareholder of the Company, and $42,252 (December
31, 2002 - $47,242) due to directors and officers of the Company.  These amounts are unsecured, non-interest bearing and with no terms of repayment.  During the six month period ended June 30, 2003 the Company paid
$12,386 (six months ended June 30, 2002 - $nil) in consulting fees to directors of the Company.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

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
123 would have been as follows:

	For the three months ended June 30, 2003	For the six months ended June 30, 2003
Reported net loss	$ (916,537)	$ (2,124,835)
Add: stock-based compensation expense included in reported net loss	312,207	1,103,257
Deduct: total stock-based compensation expense determined under the fair value based method	(89,092)	(281,458)
Proforma net loss	$ (693,422)	$ (1,303,036)
Reported loss per share, basic and diluted	$ (0.04)	$ (0.09)
Proforma loss per share, basic and diluted	$ (0.03)	$ (0.05)

For the proforma disclosures, fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: No dividends.  The expected holding period for the options was between
2 and 5 years.  The US treasury rate for the period equal to the expected life of the options (5.0%) was used as the risk-free rate.  The volatility used was 110%  based on historical price per share of shares sold.  The value is also recognized over the vesting terms of the options.

During the six months ended June 30, 2003, the Company permitted certain individuals holding stock options to exercise the options on a cashless basis pursuant to terms and conditions of the Stock Option Plan.  By virtue of accepting the exercise on a cashless basis, stock options granted to employees pursuant to the Plan are now being accounted for following variable accounting provisions.  Under variable accounting, compensation expense is first recognized for the difference between the quoted market price of the Company’s underlying common shares and the exercise price (plus any intrinsic value calculated on the initial grant of the options) of the options on the date variable accounting first applies.  On March 3, 2003, the quoted market price was $1.55 which resulted in compensation expense of $348,000 pertaining to 240,000 options exercised by employees on that date.  After that date, compensation expense on remaining employee options outstanding is recalculated on a quarterly basis until the options are exercised or are cancelled.  Compensation expense of $755,257 pertaining to 1,210,000 options held by employees was recognized in the six months ended June 30, 2003.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting
Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these new standards is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company’s interim consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the liquidation of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company incurred a net loss of $2,124,835 for the six months ended June 30, 2003, has an accumulated deficit of $5,800,171, has negative working capital of
$1,072,539 (including $852,645 due to related company) and has insufficient revenues to cover its operating costs.  Management’s plans to continue as a going concern include (1) continued growth of its sales revenues through APM and WWO, (2) raising additional capital through sales of common stock, the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (3) the use of stock options to pay for employee compensation and marketing services.
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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

NOTE 3 - BUSINESS COMBINATION

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from
WorldWide Data Inc, for a consideration of 650,000 restricted shares of the Company valued at $357,500.  An additional 350,000 or 600,000 shares will be delivered by January 31, 2004, (as amended from September 30,
2003) provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending December 31, 2003 (as extended from
August 31, 2003) and the value of consideration will be adjusted accordingly.  To obtain the maximum of
1,250,000 shares, WWO must achieve gross revenues of CAN $1,400,000 (approximately $895,000), gross margins of CAN $500,000 (approximately $320,000) and cumulative EBITDA of CAN $60,000 (approximately
$38,000) in the twelve month period.  The amount of consideration was arrived at in arm’s length negotiations with the vendor and the price per share was based on the most recent sale price of the Company’s stock on the
OTCBB prior to signing the letter of intent on August 26, 2002.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

NOTE 4 - WARRANTS AND OPTIONS

a.  Warrants

A summary of the status of the Company’s warrants as of December 31, 2002 and changes during the six months ending June 30, 2003 are presented below:

	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2002	700,000	$ 1.00
Granted	75,000	3.18
Outstanding, June 30, 2003	775,000	$ 1.21
Exercisable, June 30, 2003	775,000	$ 1.21

The warrants that are vested at June 30, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise		Number Exercisable	Weighted Average Exercise
Range - $1.00	700,000	$ 1.00	1.44 years	700,000	$ 1.00
Range - $3.18	75,000	3.18	2.87 years	75,000	3.18
	775,000	$ 1.21		775,000	$ 1.21

During the six months ended June 30, 2003, the Company issued 75,000 warrants to a non-employee for financial consulting services.  Each warrant entitles the holder to purchase one common share of the Company at $3.18 for a three-year period (Note 6 (g)).  The fair value of each warrant was $0.76 and was calculated using the following assumptions: No dividends.  The expected life of the warrants of 3 years.  The US treasury rate for the period equal to the expected life of the warrants (1.86%) was used as the risk-free rate.  The volatility used was 110%
based on historical price per share of shares sold. Compensation costs of $57,327 was recognized and amortized over the service period.  For the six months ended June 30, 2003, $7,170 was charged as general and administrative expenses.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

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

A summary of the status of the Company’s options accounted for under APB No. 25 as at December 31, 2002 and changes during the six months ending June 30, 2003 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2002	1,490,000	$ 0.42
Granted	200,000	1.50	$ 0.95
Exercised	(480,000)	0.10
Outstanding, June 30, 2003	1,210,000	$ 0.72
Exercisable, June 30, 2003	302,500	$ 0.72
Exercisable, December 31, 2002	410,000	$ 0.22

Options accounted for in accordance with APB No. 25 as at June 30, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at June 30, 2003	Weighted Average Exercise Price		Number Exercisable at June 30, 2003	Weighted Average Exercise Price
Range - $0.55	610,000	$ 0.55	4.17 years	152,500	$ 0.55
Range - $0.60	400,000	$ 0.60	4.32 years	100,000	$ 0.60
Range - $1.50	200,000	$ 1.50	4.73 years	50,000	$ 1.50
	1,210,000	$ 0.72		302,500	$ 0.72

For the six months ended June 30, 2003, compensation expense of $1,103,257 (2002  - $nil) was recognized in respect of exercised and unexercised options to employees, calculated using variable accounting.  Of which
$348,000 (2002 - $nil) was compensation expenses recognized in respect of options exercised by employees on a cashless basis.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

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

A summary of the status of the Company’s options accounted for under SFAS No. 123 as at December 31, 2002 and changes during the six months ending June 30, 2003 is presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2002	1,170,000	$ 0.32
Granted	800,000	$ 1.25
Exercised	(520,700)	0.10
Outstanding, June 30, 2003	1,449,300	$ 0.91
Exercisable, June 30, 2003	724,300	$ 0.71
Exercisable, December 31, 2002	715,000	$ 0.31

Options accounted for under SFAS No. 123 as at June 30, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at June 30, 2003	Weighted Average Exercise Price		Number Exercisable at June 30, 2003	Weighted Average Exercise Price
Range - $0.50	649,300	$ 0.50	2.62 years	524,300	$ 0.50
Range - $1.25	800,000	$ 1.25	4.83 years	200,000	$ 1.25
	1,449,300	$ 0.91		724,300	$ 0.71

Compensation expense of $386,393 (2002 - $5,000) has been recognized for the six months ended June 30, 2003 in respect of options granted in the current and prior periods, under SFAS 123 based on the value attributable to these options as described above.  Fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions for options vesting in the period and those still unvested at June
30, 2003: No dividends.  The US treasury rate for the period equal to the expected life of the options (2.36%)
(2002 - 5.00%) was used as the risk-free rate.  The volatility used was 110% (2002 - 1%) The value is also recognized over the vesting terms of the options.  The weighted average grant date fair value per option was $0.58 for the 800,000 options granted during the six months ended June 30, 2003.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

NOTE 5 - MANAGEMENT FEES

The Company has three (2002 - four) officers, which contribute about one half of their time to the Company.
Although no cash was paid for their services, the value of their services is estimated at $40,000 per year for each officer.  For the six month period ended June 30, 2003 the Company expensed $60,000 (2002 - $80,000) as management fees and showed the amount as services contributed to the Company on the Interim Consolidated
Statements of Capital Deficit.

NOTE 6 - COMMON STOCK

During the six month period ended June 30, 2003 common stock of the Company was issued:

a) on February 28, 2003, a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash proceeds of $4,000,

b) on March 3, 2003, a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash proceeds of $4,000,

c) on March 3, 2003, directors, officers and consultants exercised 760,000 options at $0.10 per share.  As payment, per Section 8 (e) (ii) of the Stock Option Plan As Amended August 26, 2002, 49,500 shares were used as payment to the Company in settlement of the option exercise price at the market price of $1.55 per share and the
Company issued net 710,500 shares to the optionees at a net value of $1,100,550.  As a result of the cashless exercise, variable accounting was used to calculate compensation expenses for options granted to employees.
Under variable accounting, stock option compensation for options to employees was remeasured quarterly until such options were exercised, forfeited or expired.  On March 3, 2003, $348,000 was recognized as additional compensation expense for 240,000 options exercised by employees on a cashless basis,

d) on April 1, 2003, a consultant of the Company exercised 700 options at $0.50 per share for total cash of $350,

e) on April 9, 2003, a director of the Company exercised 160,000 options at $0.10 per share for cash of $16,000,

f) on May 5, 2003 the Company issued 100,000 restricted shares to an officer of WorldWide Online in recognition of his contributions and to provide inducement to continue to serve as an officer of WWO.  These shares were expensed at $0.78 per share, being the quoted market value of the Company’s common stock on that date, and

g) on May 13, 2003, the Company issued 75,000 restricted shares and warrants to a non- employee of the
Company in consideration for financial consulting services for a one year period.  These shares were recorded at
$1.60 per share, being quoted market value of the Company’s common stock on that date for a total of $120,000.
The warrants are exercisable immediately at $3.18 per share and expire on May 13, 2006.  The fair value of the warrants totaling $57,327 was calculated based on an option pricing model.  Compensation costs relating to the issuance totaling $177,327 was recognized and is being amortized over the service period.  As at June 30, 2003,
$155,161 (2002 - $nil) was recorded as prepaid expenses on the balance sheet and $22,166 (2002 - $nil) was amortized as consulting fees for the six months ended June 30, 2003 (Note 4 (a)).

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2003

(In US Dollars)

(unaudited)

NOTE 7 - STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2003	For the six months ended June 30, 2002 (1)	For the six months ended June 30, 2002 (2)
CASH PAID FOR:
Interest	$ 6,686	$ --	$ --
Income taxes	$ --	$ --	$ --

Non-cash investing and financing activities
Stock issued for services	$ 198,000	$ --	$ --
Stock option compensation	$ 1,141,650	$ --	$ --
Compensation expense on cashless exercise of options	$ 348,000	$ --	$ --
Warrants issued for consulting services	$ 57,327	$ --	$ --
Capital leasing of property and equipment	$ 16,274	$ --	$ --

(1) Represents the cash flows of Carmina Technologies Inc. (the successor company).

(2) Represents the cash flows of WorldWide Online Corp. (the predecessor company).

NOTE 8 - SEGMENTED INFORMATION

Operating Segment:

The Company has 2 operating segments, WWO and APM.

	Three months ended June 30, 2003				Six Months ended June 30, 2003
	APM	WWO	Corporate	Total	APM	WWO	Corporate	Total
Revenues	$1,781	$336,815	$--	$338,596	$1,781	$494,007	$--	$495,788
Depreciation	4,591	3,777	614	8,982	8,700	7,283	681	16,664
Interest expense	--	2,637	2,285	4,922	--	4,401	2285	6,686
Segment loss	142,663	88,686	685,188	916,537	250,550	142,594	1,731,691	2,124,835
Capital expenditures	1,696	--	820	2,516	14,087	237	820	15,144
Segment assets					80,944	128,002	669,292	878,238

The Company had not acquired the WWO segment and had not generated any sales in APM in the six months ended June 30, 2002.

Substantially all of the Company’s sales are to customers based in Canada.  All of the Company’s property and equipment are located in Canada.

Major Customers

For the three months ended June 30, 2003, (three months ended June 30, 2002 - nil) 77% of sales were to one customer.  For the three months ended June 30, 2002, 11% of WWO sales were to one customer.  69% of sales for the first two quarters of 2003 (six months ended June 30, 2002 - nil) were sales to one customer.  During the six months ended June 30, 2002, 28% of WWO’s revenue was earned from one customer.

Item 2.  Management’s Discussion, Analysis and Plan of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB constitute “forward-looking statements” within the meaning of The
Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance, or achievements expressly stated or implied by such forward-looking statements.  Such factors include, among others, the following: force major events, competition, financial and commercial viability, lack of patents, licenses, franchises and concessions, and uncertain demand for our products.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General - Explanation of Comparative Periods

Our interim consolidated financial statements include Carmina Technologies Inc., as well as our wholly owned subsidiaries Carmina Canada Inc. (CCI), Assured Performance Monitoring Inc.(APM) and WorldWide Online
Corp. (WWO), for the period ended June 30, 2003.  As WWO is considered to be our predecessor business by virtue of the acquisition effective October 1, 2002, information and results of operations has been provided for each of Carmina and WWO for the comparative three months ended and six months ended June 30, 2002.

For the three months ended June 30, 2003 and 2002, the following discussion relates to the interim consolidated operations of Carmina Technologies and WWO:

Results of Operations

We incurred a net loss of $916,537 during the three month period ended June 30, 2003 compared with a loss of
$399,330 during the three month period ended June 30, 2002.  WWO’s net income for the three months ending
June 30, 2002 was $24,870.

Revenues

Consolidated gross revenues for the three months ended June 30, 2003 increased to $338,596 from $nil compared to the three months ended June 30, 2002.  WWO’s revenues for the three months ended June 30, 2002 were
$331,196.  The 2003 increase in consolidated revenue was a result of the acquisition of WWO, effective October
1, 2002.  APM generated revenues of $1,781 for the three months ended June 30, 2003.  WWO experienced a modest increase in revenue to $336,815 for the three months ended June 30, 2003 over 2002.  Revenue was earned in 2002 from a number of customers while 77% of revenue earned in 2003 was in respect of a contract with the Toronto Real Estate Board (“TREB”) for the sale of computer hardware and to provide maintenance services.

Gross Profit

Total costs of revenue were $289,612 (including depreciation and amortization of $2,832), leaving a gross profit of $48,984 (14%) for the three months ended June 30, 2003, compared to a gross profit of $nil for the three months ended June 30, 2002. WWO’s gross profit for the three months ended June 30, 2002 was $63,689 (19%).

The weakening in gross profit for the three months ended June 30, 2003 is primarily due to a change in sales mix whereby a greater percentage of revenue was generated by lower margin hardware revenue as opposed to higher margin hosting and consulting activities.

General and administrative expenses

For the three months ended June 30, 2003, general and administrative expenses totaled $760,666 compared to consolidated $160,376 and WWO’s $27,145 for the three months ended June 30, 2002.  In the three months ended June 30, 2003, general and administrative expenses include the recognition of expenses related to the issuance of common shares to an employee and a consultant totaling $92,996 and $510,845 in respect of compensation related to stock options and warrants.  Minimal expenses were incurred in the comparative period in 2002 ($13,300) and result from us commencing activity upon completion of our acquisitions later in 2002.
Despite the fact that we did not grant a significant number of options in the current quarter, our financial statements continue to reflect the effects of stock option compensation for options granted in previous periods due to vesting periods.  As well, our decision (pursuant to our Option Plan) to allow certain option holders to exercise options on a cashless basis results in variable accounting being applied to our employee options.  Under variable accounting, we will continue to recognize stock option compensation on such employees options until the options are exercised, forfeited or expire.

Selling and marketing expenses

Selling and marketing expenses were $181,695 for the three months ending June 30, 2003 compared to $nil for the consolidated total and $10,977 for WWO during the three months ended June 30, 2002.  Although APM generated only $1,781 in sales revenue during the period, APM incurred $107,490 of expenses to promote its products.  Our marketing activities for the quarter included hiring additional sales staff, travel to trade shows and web-based advertising.

Research and development

During the first quarter of 2003 the first working model of our products were delivered to prospective customers and we have expensed an additional $10,692 (2002 - $nil) during the three months ended June 30, 2003.
Research and development activities were largely consummated upon completion of acquisitions of APM and
WWO in 2002

Other income/expenses

Net other expenses for the three months ended June 30, 2003 was $6,318 compared to net other expenses of
$238,219 in 2002 and to $349 of net other income in WWO for the comparative period in 2002.  The decline in
2003 is primarily due to there being a significant write-down of uncollectiblilty in 2002 in advances made to
TravelActive.com Marketing Inc. of $213,461.  As well, our marketable securities (which are carried at market value) were written down by $2,298 in 2003 compared to a write-down of $24,738 as the market price of these securities continues to decline.

For the six months ended June 30, 2003 and 2002, the following discussion relates to the interim consolidated operations of Carmina Technologies and WWO:

Results of Operations

We incurred a net loss of $2,124,835 during the six month period ended June 30, 2003 compared with a loss of
$534,325 during the six month period ended June 30, 2002, WWO’s net income for the six months ending June
30, 2002 was $14,733.

Revenues

Consolidated gross revenues for the six months ended June 30, 2003 increased to $495,788 from $nil compared to the consolidated six months ended June 30, 2002.  WWO’s revenues for the six months ended June 30, 2002 were
$539,877.  The 2003 increase in consolidated revenue was a result of the acquisition of WWO, effective October
1, 2002.  APM generated revenues of $1,781 for the six months ended June 30, 2003.  WWO experienced a net decrease in revenue to $494,007 for the six months ended June 30, 2003 from $539,877 during the six months ended June 30, 2002 to some extent due to a softening of the managed service provider sector.  The decline in sales due to the softening managed service provider sector was mitigated by a large sale made to TREB in the second quarter of 2003.  Sales to this customer in the six months ended June 30, 2003 represented 69% of total revenue, whereas the largest customer of WWO in 2002 represented approximately 28% of revenue.

Gross Profit

Total costs of revenue were $413,629 (including depreciation and amortization of $5,462), leaving a gross profit of $82,159 (17%) for the six months ended June 30, 2003, compared to a gross profit of $nil for the three months ended June 30, 2002.  WWO recorded total costs of revenue of $437,016 and a gross profit of $102,861(19%) for the six months ended June 30, 2002.  The weakening in gross profit for the six months ended June 30, 2003 is primarily due to a change in sales mix whereby a greater percentage of revenue was generated by lower margin hardware revenue as opposed to higher margin consulting and hosting activities.

General and administrative expenses

For the six months ended June 30, 2003, general and administrative expenses totaled $1,896,232 compared to consolidated $267,114 for June 30, 2002 and WWO’s $52,863 for the six months ended June 30, 2002.  In the six months ended June 30, 2003, general and administrative expenses include the recognition of expenses related to the issuance of common shares to an employee and a consultant totaling $92,996 and $1,496,820 in respect of compensation related to stock options and warrants.  Minimal such expenses were incurred in the comparative period in 2002 and result from us commencing activity upon completion of our acquisition later in 2002.  Despite the fact we did not grant a significant number of options in the current quarter, our financial statements continue to reflect the effects of stock option compensation for options granted in previous periods due to vesting periods.
As well, our decision (pursuant to our Stock Option Plan) to allow certain option holders to exercise options on a cashless basis results in variable accounting being applied to our employee options.  Under variable accounting, we will continue to recognize stock option compensation on such employee options until the options are exercised, forfeited or expire.

Selling and marketing expenses

Selling and marketing expenses were $256,095 for the six months ending June 30, 2003 compared to $nil for the consolidated total and $34,202 for WWO during the six months ended June 30, 2002.  Although APM generated only $1,781 in sales revenue during the period, APM incurred $148,357 of expenses to promote its products.  Our marketing activities for the six months ended June 30, 2003 included hiring additional sales staff, travel to trade shows and web-based advertising.

Research and development

During the first quarter of 2003 the first working model of our products were delivered to prospective customers and we have expensed $35,562 (2002 - $321) during the six months ended June 30, 2003.  Research and development activities were largely consummated upon completion of acquisitions of APM and WWO in 2002.

Other income/expenses

Net other expenses for the six months ended June 30, 2003 was $7,903 compared to net other expenses of
$265,435 in 2002 and to $856 of net other income in WWO for the comparative period in 2002.  The decline in
2003 is primarily due to there being a significant write-down of uncollectiblilty in 2002 in advances made to
TravelActive.com Marketing Inc. of $213,461.  As well, our marketable securities (which are carried at market value) were written down by $2,298 in 2003 compared to a write-down of $49,394 as the market price of these securities continues to decline.

Liquidity and Capital Resources

We have continued to finance our activities primarily through the issuance and sale of securities and advances from a major shareholder.  We have incurred recurring losses since inception and our current liabilities exceed our current assets.  As of June 30, 2003 we had an accumulated deficit of $5,800,171 and a working capital deficiency of $1,072,539 (including $852,645 due on a non-interest bearing basis to Rhonda Corporation, a significant stockholder).

Our cash position at June 30, 2003 was $8,169 compared to $42,930 at December 31, 2002.  This decrease was due to the following:

Cash used in operating activities was $289,546 for the six months ended June 30, 2003.  Our 2003 net loss includes non-cash charges of $16,664 for depreciation, $92,996 for shares issued for consulting and employee services, $60,000 for services contributed by officers and $1,496,820 for compensation expense on exercise and outstanding options and warrants.  Additionally, to help manage our cash, we increased our accounts payable and accrued liabilities by $181,590 over December 31, 2002.  Cash used in operating activities for the six months ended June 30, 2002 was $190,116, largely consisting of cash paid expenses incurred in the first six months of
2002.  Cash used by WWO in the six months ended June 30, 2002 was $64,936 consisting of the loss for the period as adjusted for an increase in unpaid sale at that date of $133,945 offset by an increase in accounts payable of $60,387.

Investing activities consisted of cash purchases of property and equipment of $15,144 compared to cash purchases of $12,509 in 2002.  WWO purchased $12,127 of property and equipment during the comparable period in 2002, but sold certain property and equipment for proceeds of $4,275.

Financing activities consisted of advances from Rhonda Corporation of $288,146, capital lease payments of
$11,480 and $24,350 from the issuance of 240,700 shares of common stock on exercise of stock options.  An additional 710,500 common shares were issued on exercise of 760,000 options on a cashless basis pursuant to our stock option plan, 100,000  shares were issued as a bonus to an officer for his contributions to our company and
75,000 for financial consulting.  During the six months ended June 30, 2002, we borrowed $190,573 from related parties, primarily Rhonda Corporation.  Financing activities by WWO for the comparable period in 2002 were relatively insignificant.

Continuing Operations

We will continue our plans to focus on rolling out applications of APM’s technology to industry and governmental regulatory bodies in the public health and safety field.  Industries such as transport and food processing that are subject to regulatory reporting requirements will also be targeted.  Opportunities to incorporate customized appliances based on the GC2000 platform, developed in 2001, as a key component of APM’s services will be sought.

The tentative minimum budget for the next 12 months is, in order of priority:

Customization and packaging of intellectual property	$100,000
Future acquisitions (1)	$200,000
General and administrative costs	$800,000
$1,100,000

(1) These estimated expenditures are to identify and negotiate the potential acquisitions of businesses that complement the current operations of our Company.

Any additional capital required will be raised primarily through the private placement of our securities.
Management anticipates that financing of this budget can be arranged with existing shareholders and from the sale of marketable securities.  Should the required financing not be forthcoming we would face liquidation.

Upon additional funding becoming available, they will be directed toward developing and growing of APM’s business.

We do not anticipate making any significant purchases of plant or equipment.  We do anticipate the addition of three sales and five technical staff during the latter half of 2003.

The remaining portion of 2003 and 2004 will be challenging.  The ability to expand our market of the Assur products is dependent on additional financing which, in the current economic climate, may not be available.  No forecast of commercial revenue is possible at this time.

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

Critical Accounting Policies

Our interim consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.
These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our interim consolidated financial statements is critical to an understanding of our financials.

Information summarizing certain of our company’s significant accounting policies follows.

Revenue Recognition

We recognize revenue from hosting and access services as the services are performed, generally on a straight-line basis over the hosting contracts.  Deferred revenue results from amounts received for co-location and bandwidth services as well as web hosting services prior to the revenue being earned.  Consulting revenue is recognized as the services are performed.  Sales of hardware are recognized as revenue on the date the products are delivered to the customers’ premises, at which time title to the hardware transfers to the purchaser.

Software Development Costs

We follow the provisions of SFAS No. 2 in recording research and development expenses related to their online services.  Under SFAS No. 2, all such expenses are charged to the Statement of Operations as incurred.  In accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise
Marketed, development costs incurred in the research and development of products containing the our software development costs incurred in the development of software are expensed as incurred until technological feasibility in the form of a working model has been established and after the product is available for general release to the customer.

Going Concern

Our interim consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the liquidation of assets and satisfaction of liabilities and commitments in the normal course of business.  The ability of our company to continue as a going concern is dependent upon its ability to successfully accomplish it’s plans, secure sources of financing and attain profitable operations which raises substantial doubt about our ability to continue as a going concern.  The accompanying interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

We have a history of net losses and a lack of established revenues and as a result we expect to incur net losses in the future.  We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations, including a loss of $2,124,835 for the six-months ended June 30, 2003. As of June 30, 2003, we have an accumulated deficit of $5,800,171. Our ability to achieve profitability in the future will depend upon our ability to complete the development of our products, create a customer base, increase our market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our services and technologies and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

Need for Outside Financing; Business and Product Development.  To date, we have had negative cash flows from operations and have depended on sales of our common stock to meet cash requirements.  We will continue to require additional funding to carry out our business plan.  While we will seek to raise the needed funds through either private placements or a secondary offering, there is no assurance that the required financing can be obtained on terms favorable to the existing shareholders, or that financing can be obtained at all.  Absent such additional financing, the successful operation of our Company, as well as development and marketing of our products, may not be viable.

Competition.  Because of the nature of our business and the lack of barriers preventing competitors from entering the market, competition may become intense amongst competing monitoring systems.  Competitors may have longer operating histories, greater name recognition and greater financial, technical and marketing resources and thus, may be able to adopt more aggressive pricing policies, respond to new technologies, industry standards and customer demands, expand globally and make more attractive offers to potential employees and consultants.

Lack of Patent Protection.  Due to the nature of the APM products, we do not have patent protection on these products and services.  There are limited barriers to prevent other companies entering  the market with competing products and services.  Where possible, we will seek to obtain appropriate patents on patentable intellectual property developed in the future.  Should we fail to obtain such patents our ability to be competitive in the marketplace will be adversely affected.

Uncertainty as to Future Profitability.  There is no assurance that we will be able to sell our products and services at a profit, given the competitive nature of the business sector in which it is involved.

Quality of Marketing and Service.  Should we not provide the quality of marketing and service which we propose to provide, our business will lack the competitiveness required to allow us to be viable.

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

Lack of Minority Shareholder Voting Control.  Due to their ownership of a majority of the shares of our company's outstanding common stock, Mr. John M. Alston and a small number of other major shareholders have total voting control of our company, including the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

Infringement by our services on other intellectual property.   Our services may inadvertently infringe upon the
intellectual property rights of others, and resulting claims against us could be costly and require that we enter into disadvantageous license or royalty arrangements. The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require that we enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our services.

Market for Common Stock.  Our common stock is quoted on the Bulletin Board of the National Association of
Securities Dealers, Inc. (the "OTCBB").  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect.  In addition, the stock markets generally have experienced and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.

Risks of "Penny Stock".  Our common stock may be deemed to be "penny stock" as that term is defined in Reg.
Section 240.3a5l-l of the Securities and Exchange Commission.  Penny stocks are stocks:  (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i)
above); or (iv) in companies with net tangible assets less than $2,000,000 (if our company has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Potential investors in the our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii)
provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Possible Future Compensation Arrangements.  If we are successful in developing and marketing our products and services, it may be necessary, in order to retain qualified management and directors, to enter into arrangements and agreements which will allow officers and directors to participate in retirement, deferred compensation and other financial plans, although such arrangements and agreements are not determined at this time.

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

Item 3- Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision, and with the participation of management, including the President.  Based upon that evaluation, the President concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer as appropriate, to allow timely decisions regarding the required disclosure.

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

Item 2. Changes in securities

Recent Sales of Unregistered Securities

On April 1, 2003 a consultant to our company exercised 700 options at $0.50 per share for total cash of $350.  On
April 9, 2003 a director and officer exercised 160,000 options at $0.10 per share for total cash of $16,000.

On May 5, 2003 an employee of our company was issued 100,000 common shares at a value of $78,000 as compensation for his contributions to our company.  The shares were valued at the market based price on the day of issuance.

On May 13, 2003 the we issued 75,000 common shares at a value of $1.60 per share and warrants exercisable for an equal number of common shares in consideration of financial consulting services.  The warrants are exercisable at $3.18 per share and expire May 13, 2006.  The shares were valued at the market based price on the day of issuance.

For the above transactions, unless otherwise noted, we relied upon Regulation S Exemption and no state exemption, as the recipients are all located in Canada.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the six month period ended June 30, 2003.

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

(31)

Certifications pursuant to Section 302

(32)

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMINA TECHNOLOGIES INC.

By:     ___/s/ John M. Alston______                                                                                Date:    August 19, 2003

John M. Alston, President,

Chief Executive Officer and Director

EXHIBIT 31

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Carmina Technologies Inc. as of, and for, the periods presented in this quarterly report;

4. Carmina Technologies Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Carmina
Technologies Inc. and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Carmina Technologies Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the Carmina Technologies Inc.’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this report any change in Carmina Technologies Inc.’s internal control over financial reporting that occurred during Carmina Technologies Inc.’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Carmina Technologies Inc.’s internal control over financial reporting;
and

5. Carmina Technologies Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Carmina Technologies Inc.’s auditors and the audit committee of
Carmina Technologies Inc.’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Carmina Technologies Inc.’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Carmina Technologies Inc.’s internal controls over financial reporting.

Date: August 19, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Carmina Technologies Inc. as of, and for, the periods presented in this quarterly report;

4. Carmina Technologies Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Carmina
Technologies Inc. and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Carmina Technologies Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the Carmina Technologies Inc.’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this report any change in Carmina Technologies Inc.’s internal control over financial reporting that occurred during Carmina Technologies Inc.’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Carmina Technologies Inc.’s internal control over financial reporting;
and

5. Carmina Technologies Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Carmina Technologies Inc.’s auditors and the audit committee of
Carmina Technologies Inc.’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Carmina Technologies Inc.’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Carmina Technologies Inc.’s internal controls over financial reporting.

Date: August 19, 2003

/s/ GLEN R. ALSTON

Glen R. Alston,

Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies Inc. (the "Company") on Form 10-QSB for the
quarter ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, John M. Alston, President and Chief Executive Officer of the Company, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) The information contained in the Report for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ John M. Alston

John M. Alston

President and Chief Executive Officer

August 19, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies Inc. (the "Company") on Form 10-QSB for the
quarter ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Glen R. Alston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) The information contained in the Report for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ Glen R. Alston

Glen R. Alston

Chief Financial Officer

August 19, 2003

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