Form 10QSB
period 2003-09-30
CARMINA TECHNOLOGIES INC
filed 2003-12-22
CIK 1115054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2003

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

ISSUER IS A CORPORATION

Common stock, No par value - 24,606,000 shares issued and outstanding as of December 12, 2003.

Transitional Small Business Disclosure Format (Check One):

Yes [  ]     No [X]

Part I

Item 1.  Interim Financial Statements

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARIES

(in US Dollars)

(Unaudited)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

FINANCIAL STATEMENTS TABLE OF CONTENTS

Page

Consolidated Balance Sheets

3

Interim Consolidated Statements of Operations

4

Interim Consolidated Statements of Comprehensive Income (Loss)

5

Interim Consolidated Statements of Capital Deficit

6

Interim Consolidated Statements of Cash Flows

7

Notes to the Interim Consolidated Financial Statements

8-19

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in US Dollars)

As at	September 30, 2003 (unaudited)	December 31, 2002
CURRENT ASSETS
Cash	$6,633	$42,930
Accounts receivable (net of allowance of $4,815 and $5,766)	50,938	33,430
Other receivables	14,020	15,648
Prepaid expenses (Note 6(g))	136,879	12,524
Inventory	22,323	17,760
Marketable securities (Note 1(a))	6,750	9,048
Total Current Assets	237,543	131,340

PROPERTY AND EQUIPMENT (net of accumulated depreciation)	141,827	95,031
GOODWILL (Note 3)	495,065	495,065
TOTAL ASSETS	$874,435	$721,436
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts payable	$585,991	$238,195
Due to related party (Note 1(b))	958,447	486,743
Accrued expenses	24,368	20,627
Capital lease	43,557	5,702
Deferred revenues	31,912	24,462
Total Current Liabilities	1,644,275	775,729
CAPITAL DEFICIT
Common stock: 40,000,000 shares authorized no par value, 24,606,000 shares (December 31, 2002 - 23,467,300)	2,510,832	2,288,482
Additional paid-in capital	2,529,064	1,350,229
Accumulated other comprehensive loss -foreign exchange losses	(137,000)	(17,668)
Accumulated deficit	(5,672,736)	(3,675,336)
Total Capital Deficit	(769,840)	(54,293)
TOTAL LIABILITIES & CAPITAL DEFICIT	$874,435	$721,436

See accompanying notes to the interim consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(in US Dollars)

(unaudited)

	For the three months ended September 30th			For the nine months ended September 30th
	2003	2002(1)	2002(2)	2003	2002(1)	2002(2)
REVENUES
Hosting and access	$82,315	$--	$28,479	$234,446	$--	$117,733
Consulting	5,414	--	98,498	120,304	--	333,686
Hardware sales	21,104	--	2,777	249,871	--	176,781
	108,833	--	129,754	604,621	--	628,200
COST OF REVENUES
Hosting and access	69,553	--	16,275	186,747	--	41,037
Consulting	10,924	--	40,340	100,134	--	141,934
Hardware	15,003	--	4,710	216,766	--	151,498
Depreciation	3,450	--	2,749	8,912	--	8,063
	98,930	--	64,074	512,559	--	342,532
GROSS PROFIT	9,903	--	65,680	92,062	--	285,669

EXPENSES (RECOVERY)
General and administrative (Note 4)	(160,694)	204,427	41,068	1,735,538	471,541	125,911
Selling and marketing	27,764	--	76,966	283,859	--	196,318
Depreciation	6,632	1,774	917	17,834	3,229	2,688
Research and development	6,201	--	--	41,763	321	--
Total Expenses (Recovery)	(120,097)	206,201	118,951	2,078,994	475,091	324,917
INCOME (LOSS) FROM OPERATIONS	130,000	(206,201)	(53,271)	(1,986,932)	(475,091)	(39,248)
OTHER INCOME (EXPENSE)
Unrealized gain (loss) on investments	--	5,460	--	(2,298)	(43,934)	--
Writedown of advances	--	--	--	--	(213,461)	--
Interest and other income	152	--	165	1,233	20	955
Interest expense	(2,717)	(6)	(1,194)	(9,403)	(2,606)	(2,403)
Total Other Income (Expenses)	(2,565)	5,454	(1,029)	(10,468)	(259,981)	(1,448)
NET INCOME (LOSS)	$127,435	$(200,747)	$(54,300)	$(1,997,400)	$(735,072)	$(40,696)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.01)	$(0.03)	$(0.08)	$(0.03)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	24,597,667	21,976,478	1,764,706	24,274,822	21,937,026	1,764,706

(1) Represents the results of operations of Carmina Technologies, Inc. (the successor company).

(2) Represents the results of operations of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Comprehensive Income (Loss)

(in US Dollars)

(unaudited)

	For the three months ended September 30th			For the nine months ended September 30th
	2003	2002(1)	2002(2)	2003	2002(1)	2002(2)

NET INCOME (LOSS)	$127,435	$(200,747)	$(54,300)	$(1,997,400)	$(735,072)	$(40,696)
Foreign exchange translation gains (losses)	(2,938)	29,675	20,869	(119,332)	20	(2,480)
COMPREHENSIVE INCOME (LOSS)	$124,497	$(171,072)	$(33,431)	$(2,116,732)	$(735,052)	$(43,176)

(1) Represents the comprehensive loss of Carmina Technologies, Inc. (the successor company).

(2) Represents the comprehensive loss of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Capital Deficit

(in US Dollars)

(unaudited)

	Common Stock No. of Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total
Balance, Jan 1, 2003	23,467,300	$2,288,482	$1,350,229	$(17,668)	$(3,675,336)	$(54,293)
Common stock issued for exercise of options (Note 6)	723,000	--	361,750	–	--	361,750
Options exercised for cash	240,700	24,350	--	–	--	24,350
Common stock issued to consultant for contract (Note 6)	75,000	120,000	--	--	--	120,000
Common stock issued to officer for bonus (Note 6)	100,000	78,000	--	--	--	78,000
Compensation expense on options issued to consultants and employees (Note 4 (b))	–	--	669,758	–	--	669,758
Issuance of warrants for consulting services (Note 6)	--	--	57,327	--	--	57,327
Services contributed by officers of the Company (Note 5)	–	--	90,000	–	--	90,000
Other comprehensive losses	–	–	--	(119,332)	--	(119,332)
Net loss for the period	–	–	--	--	(1,997,400)	(1,997,400)
Balance, September 30, 2003	24,606,000	$2,510,832	$2,529,064	$(137,000)	$(5,672,736)	$(769,840)

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(in US Dollars)

(unaudited)

	For the nine months ended September 30th
	2003	2002(1)	2002(2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,997,400)	$(735,072)	$(40,696)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	26,746	3,229	10,751
Services contributed by officers (Note 5)	90,000	120,000	--
Unrealized loss on securities	2,298	43,934	--
Bad debt expenses	4,815	--	--
Writedown of advances	--	213,461	--
Common stock and warrants issued for services	144,506	70,000	--
Compensation expense through issuance of options (Note 4 (b))	669,758	28,200	--
Compensation expense on cashless exercise of options	361,750	–	--
Changes in operating assets & liabilities:
(Increase) decrease in receivables	(11,777)	4,057	31,798
Increase in prepaid expenses	(10,791)	(361)	(6,154)
Increase in inventory	(3,786)	--	--
Increase (decrease) in accounts payable & accrued expenses	297,052	(44,663)	(62,414)
Increase (decrease) in deferred revenues	3,163	--	(7,379)
Net Cash Used in Operating Activities	(423,666)	(297,215)	(74,094)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(23,954)	(12,751)	(12,909)
Net Cash Used in Investing Activities	(23,954)	(12,751)	(12,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party (Note 1 (b))	377,319	296,830	--
Capital lease payments	(19,685)	--	(2,429)
Issuance of common stock for cash	24,350	–	--
Net Cash Provided by (Used in) Financing Activities	381,984	296,830	(2,429)
NET DECREASE IN CASH	(65,636)	(13,136)	(91,912)
Effect of currency fluctuation on cash	29,339	--	(2,480)
CASH AT BEGINNING OF PERIOD	42,930	16,326	161,854
CASH AT END OF PERIOD	$6,633	$3,190	$69,942
*See Note 7 for Statement of Cash Flows supplementary information.

(1) Represents the cash flows of Carmina Technologies, Inc. (the successor company).

(2) Represents the cash flows of WorldWide Online Corp. (the predecessor company).

See accompanying notes to the interim consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

September 30, 2003

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

APM

APM develops and markets the ASSUR family of monitoring services.  Using proprietary software, the ASSUR products facilitate planning and scheduling and monitor the execution of critical services and confirm proof of delivery and execution.

WWO

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from WorldWide Data Inc., (Note 3).  As a result of the acquisition, WWO is considered to be the predecessor business.

WWO is a Toronto-based, Managed Service Provider offering business-to-business solutions for clients in Canada, the USA and Europe.  Supported by a team of design and development professionals, WWO hosts, manages and builds corporate solutions covering a wide range including web hosting, application development, e-commerce infrastructures, knowledge management and business process improvement complemented by a suite of internet working solutions involving design, implementation and management of client networks.  WWO is the implementation, support and technical services provider for APM and other company subsidiaries.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

Results of operations for the interim periods may not be indicative of annual results.

Information summarizing certain of the Company’s significant accounting policies are set out below:

a.  Marketable Securities

The Company held 362,500 (December 31, 2002 - 362,500) shares of Qnetix, Inc.’s common stock as trading securities at September 30, 2003.  The fair value of the Company’s marketable securities is estimated based on quoted market prices for those investments.  The fair value of Qnetix, Inc. marketable securities based on the last quoted market price at September 30, 2003 was $nil (December 31, 2002 - $2,298).  Accordingly, the Company recognized an unrealized loss on investment of $2,298 for the nine months ended September 30, 2003.

The Company also held 225,000 (December 31, 2002 - 225,000) shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at September 30, 2003. The fair value of Power Interactive Inc. marketable securities based on the last market priced sale of shares at September 30, 2003 was $6,750 (December 31, 2002 - $6,750).

Because the Company’s marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment.

b. Related Party Transactions

Amounts Due to a Related Party consist of $925,353 (December 31, 2002 - $439,501) due to Rhonda Corporation, a party related by virtue of being a significant shareholder of the Company, and $33,094 (December 31, 2002 - $47,242) due to an officer of the Company.  These amounts are unsecured, non-interest bearing and with no specific terms of repayment.  During the nine month period ended September 30, 2003 the Company paid $18,898 (nine months ended September 30, 2002 - $nil) in consulting fees to a director of the Company.  Such related party transactions are recorded at the exchange amount, being the amount of consideration established and agreed to by the related parties.

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

September 30, 2003

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

The Company does not plan to adopt the fair value based method of accounting for stock-based compensation to employees.  Had full compensation cost for the Company’s stock options issued to employees, directors and officers been recorded using the fair value based method related pro-forma information required under SFAS No. 123 would have been as follows:

	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
Reported net income (loss)	$127,435	$(1,997,400)
Add (Deduct): stock option compensation expense (recovery) for employee options included in reported net loss	(462,051)	639,366
Deduct: total stock option compensation expense determined under the fair value based method	(121,364)	(402,822)
Proforma net loss	$(455,980)	$(1,760,856)
Reported income (loss) per share, basic and diluted	$0.01	$(0.08)
Proforma loss per share, basic and diluted	$(0.02)	$(0.07)

For the proforma disclosures, fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: No dividends have been issued.  The expected holding period for the options was between 2 and 5 years.  The US treasury rate for the period equal to the expected life of the options (3.0%) was used as the risk-free rate.  The volatility used was 181% based on historical price per share of shares sold.  The value is also recognized over the vesting terms of the options.

During the period from January 1, 2003 to September 16, 2003, the Company permitted certain individuals holding stock options to exercise the options on a cashless basis pursuant to terms and conditions of the Stock Option Plan (the “Plan”).  By virtue of accepting the exercise on a cashless basis, stock options granted to employees pursuant to the Plan were accounted for following variable accounting provisions.  Under variable accounting, compensation expense was first recognized for the difference between the quoted market price of the Company’s underlying common shares and the exercise price (plus any intrinsic value calculated on the initial grant of the options) of the options on the date variable accounting first applies.  After that date, compensation expense on remaining employee options outstanding was recalculated on a quarterly basis until the options were exercised or were forfeited or expired unexercised.  On March 3, 2003, the quoted market price was $1.55, which resulted in initial compensation expense of $348,000 pertaining to 240,000 options exercised by employees on that date.  On August 27, 2003, the quoted market price was $1.10, which resulted in additional compensation expense of $13,750 pertaining to 25,000 options exercised by employees on that date.  Additional compensation expense of

10-

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

 $277,616 pertaining to 1,395,000 options held by employees as at September 30, 2003 was recognized in the nine months ended September 30, 2003.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

On September 16, 2003, the Company cancelled the remaining 1,185,000 employee stock options previously granted under the Plan.  In exchange for the cancellation, the Company granted 1,185,000 replacement options under a new 2003 Stock Option Plan (the “2003 Plan”).  There were no modifications to the original terms of the options originally granted under the old Plan except that the optionee is no longer able to exercise the options on a cashless basis.

The Company used the intrinsic method to account for the replacement options granted to employees pursuant to the 2003 Plan.  Since options granted under the 2003 Plan do not permit a cashless exercise which would result in variable accounting, variable accounting in respect of options granted to employees ceased upon inception and grant of options under the 2003 Plan.

d.  Comparative Figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

e.  New Accounting Pronouncements

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable for periods ending after December 15, 2003.  The implementation of this new standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

The implementation of this new standard did not have a material effect on the Company’s consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

NOTE 2 - GOING CONCERN

The Company’s interim consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the liquidation of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company incurred a net loss of $1,997,400 for the nine months ended September 30, 2003, has an accumulated deficit of $5,672,736, has negative working capital of $1,406,732 (including $958,447 due to related parties) and has insufficient revenues to cover its operating costs.  Management’s plans to continue as a going concern include (1) continued growth of its sales revenues through APM and WWO, (2) raising additional capital through sales of common stock, the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (3) the use of stock options to pay for employee compensation and marketing services.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - BUSINESS COMBINATION

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from WorldWide Data Inc, for a consideration of 650,000 restricted shares of the Company valued at $357,500.  An additional 350,000 or 600,000 shares will be delivered by January 31, 2004, (as amended from September 30, 2003) provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending December 31, 2003 (as extended from August 31, 2003) and the value of consideration will be adjusted accordingly.  To obtain the maximum of 1,250,000 shares, WWO must achieve gross revenues of CAN $1,400,000 (approximately $980,000), gross margins of CAN $500,000 (approximately $350,000) and cumulative EBITDA of CAN $60,000 (approximately $42,000) in the twelve month period.  The amount of consideration was arrived at in arm’s length negotiations with the vendor and the price per share was based on the most recent sale price of the Company’s stock on the OTCBB prior to signing the letter of intent on August 26, 2002.

The acquisition of WWO provided Carmina with the technical personnel, operational capacity and support framework needed to bring APM products to market.  Additionally, WWO products and services are complementary to those offered by APM, thereby providing an opportunity to integrate WWO products and services with those of APM.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

September 30, 2003

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

NOTE 4 - WARRANTS AND OPTIONS

a.  Warrants

A summary of the status of the Company’s warrants as of January 1, 2003 and changes during the nine months ending September 30, 2003 are presented below:

	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, January 1, 2003	700,000	$ 1.00
Granted	75,000	3.18
Outstanding, September 30, 2003	775,000	$ 1.21
Exercisable, September 30, 2003	775,000	$ 1.21

The warrants that are vested at September 30, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
Range - $1.00	700,000	$ 1.00	1.19 years	700,000	$ 1.00
Range - $3.18	75,000	3.18	2.62 years	75,000	3.18
	775,000	$ 1.21		775,000	$ 1.21

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

During the nine months ended September 30, 2003, the Company issued 75,000 restricted warrants to a non-employee for financial consulting services.  Each warrant entitles the holder to purchase one common share of the Company at $3.18 for a three-year period (Note 6 (g)).  The fair value of each warrant was $0.76 and was calculated using the following assumptions: No dividends.  The expected life of the warrants is 3 years.  The US treasury rate for the period equal to the expected life of the warrants (1.86%) was used as the risk-free rate.  The volatility used was 110% based on historical price per share of shares sold. The fair value of the warrants was $57,327, determined using the Black Scholes option pricing model using the assumptions above.  This expense is being amortized over the service period.  Amortization of this amount for the nine months ended September 30, 2003 totaled $21,510, which was charged to the Consolidated Statements of Operations as a component of general and administrative expenses.

b.  Stock Options

On September 16, 2003 the Company's Board of Directors cancelled its previously approved Stock Option Plan from February 12, 2000 (as amended on August, 26, 2002) and options previously granted thereunder and approved its new 2003 Stock Option Plan (the “2003 Plan”).  Options previously outstanding under the old Plan were reissued under the 2003 Plan with the same terms and conditions as previously existed under the old Plan, except the removal of certain provisions as to cashless exercise.  The 2003 Plan provides for the granting of stock options to key employees, directors and consultants to purchase up to 4,000,000 common shares of the Company.  Under the 2003 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.  All options outstanding as of September 30, 2003 were granted under the 2003 Plan.

Employees

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans.  Under APB Opinion No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.  Such compensation is recognized on a straight-line basis over the vesting periods of the respective options.  By virtue of the exercise of options previously granted under the original Plan on a cashless basis on March 3, 2003, the options previously granted to employees were being accounted for prospectively as variable (Note 1 (c)).

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

A summary of the status of the Company’s options accounted for under APB No. 25 as at January 1, 2003 and changes during the nine months ending September 30, 2003 (including the cancellation of options under the old Plan and reissuance under the 2003 Plan) is presented below:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,490,000	$ 0.42
Granted	200,000	1.50
Exercised	(505,000)	0.12
Cancelled on termination of old Plan	(1,185,000)	0.58
Granted under 2003 Plan	1,395,000	0.58
Outstanding, September 30, 2003	1,395,000	$ 0.58
Exercisable, September 30, 2003	482,500	$ 0.57
Exercisable, December 31, 2002	410,000	$ 0.22

Options accounted for in accordance with APB No. 25 as at September 30, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at September 30, 2003	Weighted Average Exercise Price		Number Exercisable at September 30, 2003	Weighted Average Exercise Price
Range - $0.55	585,000	$ 0.55	3.73 years	280,000	$ 0.55
Range - $0.60	810,000	$ 0.60	4.73 years	202,500	$ 0.60
	1,395,000	$ 0.58		482,500	$ 0.57

For the nine months ended September 30, 2003, compensation expense of $639,366 (2002  - $nil) was recognized in respect of exercised and unexercised options to employees under the old Plan, calculated using variable accounting.  Of this amount, $361,750 (2002 - $nil) was recognized in respect of options exercised by employees on a cashless basis.  (Note 6 (c) and (h)).

On September 16, 2003, the Company cancelled the remaining 1,185,000 options granted to employees under the old Plan who were entitled to exercise options on a cashless basis.  Concurrently, the Company issued 1,185,000 replacement options under the 2003 Plan.  No compensation expense was recognized using variable accounting for employee options subsequent to September 16, 2003.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2003

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

A summary of the status of the Company’s options accounted for under SFAS No. 123 as at January 1, 2003 and changes during the nine months ending September 30, 2003 (including the cancellation of options under the old Plan and reissuance under the 2003 Plan) is presented below:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,170,000	$ 0.32
Granted	800,000	1.25
Exercised	(520,700)	0.10
Cancelled on termination of old Plan	(1,449,300)	0.91
Granted under the 2003 Plan	749,300	0.86
Outstanding, September 30, 2003	1,749,300	$ 0.86
Exercisable, September 30, 2003	799,300	$ 0.70
Exercisable, December 31, 2002	724,300	$ 0.31

Options accounted for under SFAS No. 123 as at September 30, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding at September 30, 2003	Weighted Average Exercise Price		Number Exercisable at September 30, 2003	Weighted Average Exercise Price
Range - $0.50	649,300	$ 0.50	1.77 years	524,300	$ 0.50
Range - $0.60	300,000	$ 0.60	4.96 years	75,000	$ 0.60
Range - $1.25	800,000	$ 1.25	4.59 years	200,000	$ 1.25
	1,749,300	$ 0.86		799,300	$ 0.70

Compensation expense of $392,142 (2002 - $5,000) has been recognized for the nine months ended September 30, 2003 in respect of options granted in the current and prior periods, under SFAS 123 based on the value attributable to these options as described above.  The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions for options vesting in the period and those still unvested at September 30, 2003: No dividends.  The US treasury rate for the period equal to the expected life of the options (2.36%) (2002 – 5.00%) was used as the risk-free rate.  The volatility used was 181% (2002 – 1%) The value is being recognized over the vesting terms of the options.  On September 16, 2003 1,449,300 options were granted

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

 under the 2003 Plan to replace the same number of options cancelled upon termination of the original Plan.  There were no modifications to the terms of the options originally granted except to remove certain provisions with respect to cashless exercise.  Therefore, no additional compensation expense was recorded as a result of the cancellation and reissue of the stock options.

NOTE 5 - MANAGEMENT FEES

The Company has three officers who contribute about one half of their time to the Company (2002 – four officers).  Although no cash was paid for their services, the value of their services is estimated at $40,000 per year for each officer.  For the nine-month period ended September 30, 2003 the Company expensed $90,000 (2002 - $120,000) as management fees and showed the amount as services contributed to the Company on the Interim Consolidated Statements of Capital Deficit.

NOTE 6 - COMMON STOCK

During the nine-month period ended September 30, 2003 common stock of the Company was issued:

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

e) on April 9, 2003, a director of the Company exercised 160,000 options at $0.10 per share for cash of $16,000,

f) on May 5, 2003 the Company issued 100,000 restricted shares to an officer of WorldWide Online in recognition of his contributions and to provide inducement to continue to serve as an officer of WWO.  These shares were expensed at $0.78 per share, being the quoted market value of the Company’s common stock on that date, and

g) on May 13, 2003, the Company issued 75,000 restricted shares and warrants to a non- employee of the Company in consideration for financial consulting services for a one year period.  These shares were recorded at $1.60 per share, being quoted market value of the Company’s common stock on that date for a total of $120,000.  The warrants are exercisable immediately at $3.18 per share and expire on May 13, 2006.  The fair value of the

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

 warrants totaling $57,327 was calculated based on an option pricing model.  Compensation expenses relating to the issuance totaling $177,327 was recognized and is being amortized over the service period.  As at September 30, 2003, $110,821 (2002 - $nil) was recorded as prepaid expenses on the consolidated balance sheet and $66,506 (2002 - $nil) was amortized as consulting fees for the nine months ended September 30, 2003.

h) on August 27, 2003, an employee exercised 25,000 options at $0.55 per share.  As payment, per Section 8 (e) (ii) of the Stock Option Plan As Amended August 26, 2002, 12,500 shares were used as payment to the Company in settlement of the option exercise price at the market price of $1.10 per share and the Company issued net 12,500 shares to the optionees at a net value of $13,750.  As a result of the cashless exercise, variable accounting was used to calculate compensation expense of $13,750 in respect of this options’ exercise.

NOTE 7 - STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002 (1)	For the nine months ended September 30, 2002 (2)
CASH PAID FOR:
Interest	$9,403	$	$3,437
Income taxes	$--	$	$--

Non-cash investing and financing activities:
Stock issued for services	$198,000	$	$--
Stock option compensation	$763,720	$	$--
Compensation expense on cashless exercise of options	$361,750	$	$--
Warrants issued for consulting services	$57,327	$	$--
Capital lease of property and equipment	$54,544	$	$--

(1) Represents the cash flows of Carmina Technologies, Inc. (the successor company).

(2) Represents the cash flows of WorldWide Online Corp. (the predecessor company).

NOTE 8 - SEGMENTED INFORMATION

Operating Segment:

The Company has 2 operating segments, WWO and APM.

	Three months ended September 30, 2003				Nine Months ended September 30, 2003
	APM	WWO	Corporate	Total	APM	WWO	Corporate	Total
Revenues	$12,948	$95,885	$--	$108,833	$14,729	$589,892	$--	$604,621
Depreciation	4,846	4,601	635	10,082	13,546	11,884	1,315	26,746
Interest expense	--	1,986	731	2,717	--	6,387	3,015	9,403
Segment loss (income)	136,573	(9,319)	(254,689)	(127,435)	367,413	152,985	1,477,002	1,997,400
Capital expenditures	--	8,810	--	8,810	14,087	9,047	820	23,954
Segment assets					85,677	151,768	636,990	874,435

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2003

(In US Dollars)

(unaudited)

The Company had not acquired the WWO segment and had not generated any sales in APM in the nine months ended September 30, 2002.

Substantially all of the Company’s sales are to customers based in Canada.  All of the Company’s property and equipment are located in Canada.

Major Customers

For the three months ended September 30, 2003, (three months ended September 30, 2002 - nil) 65% of sales were to one customer.  For the three months ended September 30, 2002, 61% of WWO sales were to one customer.  For the nine months ended September 30, 2003 69% of sales (nine months ended September 30, 2002 - nil) were sales to one customer.  During the nine months ended September 30, 2002, 51% of WWO’s revenue was earned from one customer.

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

General – Explanation of Comparative Periods

Our interim consolidated financial statements include Carmina Technologies, Inc., as well as our wholly owned subsidiaries Carmina Canada Inc. (CCI), Assured Performance Monitoring Inc.(APM) and WorldWide Online Corp. (WWO), for the period ended September 30, 2003.  As WWO is considered to be our predecessor business by virtue of the acquisition effective October 1, 2002, information and results of operations have been provided for each of Carmina and WWO for the comparative three months ended and nine months ended September 30, 2002.

For the three months ended September 30, 2003 and 2002, the following discussion relates to the interim consolidated operations of Carmina Technologies and WWO:

Results of Operations

We recognized a net income of $127,435 (consisting largely of a recovery of stock option compensation due to our declining stock price) during the three month period ended September 30, 2003 compared with a loss of $200,747 during the three month period ended September 30, 2002.  WWO’s net loss for the three months ending September 30, 2002 was $54,300.

Revenues

Consolidated gross revenues for the three months ended September 30, 2003 increased to $108,833 from $nil compared to the three months ended September 30, 2002.  WWO’s revenues for the three months ended September 30, 2002 were $129,754.  The 2003 increase in consolidated revenue was a result of the acquisition of WWO, effective October 1, 2002.  APM generated revenues of $12,948 for the three months ended September 30, 2003.  WWO experienced an decrease in revenue to $95,885 for the three months ended September 30, 2003 over 2002.  65% of revenue earned in 2003 (WWO 2002 – 61%) was in respect of a contract with the Toronto Real Estate Board (“TREB”) to provide maintenance services and for the sale of computer hardware.

Gross Profit

Total costs of revenue were $98,930 (including depreciation and amortization of $3,450), leaving a gross profit of $9,903 for the three months ended September 30, 2003, compared to a gross profit of $nil for the three months ended September 30, 2002. WWO’s gross profit for the three months ended September 30, 2002 was $65,680.   The gross profit for the three months ended September 30, 2003 is primarily due to sales of WWO’s products and services.

General and administrative expenses

For the three months ended September 30, 2003, general and administrative expenses had a net recovery of $160,694 compared to consolidated $204,427 and WWO’s $41,068 for the three months ended September 30, 2002.  In the three months ended September 30, 2003, general and administrative expenses include the recognition of recovery of expenses of $458,142 in respect of compensation related to stock options accounted for using variable accounting principles.  Under variable accounting (resulting from the exercise of options on a cashless basis in the first quarter of 2003), compensation expense is first recognized for the difference between quoted market price of our underlying common shares and the exercise price (plus any intrinsic value calculated on the initial grant of the options) of the options on the date variable accounting first applies.  After that date, compensation expense on remaining employee options outstanding is recalculated on a quarterly basis until the options were exercised or were forfeited or expired unexercised.  Due to a growing stock price, significant compensation expense was recorded in previous quarters in respect of these stock options.  In the current quarter, our stock price declined significantly, hence the recovery of stock option compensation previously recognized.  Expenses incurred in the comparative period in 2002 of $204,427 result from us commencing activity upon completion of our acquisitions later in 2002.

Selling and marketing expenses

Selling and marketing expenses were $27,764 for the three months ending September 30, 2003 compared to $nil for the consolidated total and $76,966 for WWO during the three months ended September 30, 2002.  Although APM generated only $12,948 in sales revenue during the period, APM incurred $69,935 of expenses to promote its products.  Our marketing activities for the quarter were restricted to sales initiatives with respect to the Assur products and maintaining WWO’s existing clients.

Research and development

During the first quarter of 2003 the first working model of our products were delivered to prospective customers.   We have expensed a further $6,201 (2002 - $nil) during the three months ended September 30, 2003.  Research and development activities were largely consummated upon completion of acquisitions of APM and WWO in 2002

Other income/expenses

Net other expenses for the three months ended September 30, 2003 was $2,565 compared to net other income of $5,454 in 2002 and to $1,029 of net other expenses in WWO for the comparative period in 2002.  The decline in income in 2003 is primarily due to there being an increase in interest expenses on capital leases in 2003.  As well, our marketable securities (which are carried at market value) showed an unrealized gain of $5,460 in 2002 compared to $nil in 2003.

For the nine months ended September 30, 2003 and 2002, the following discussion relates to the interim consolidated operations of Carmina Technologies and WWO:

Results of Operations

We incurred a net loss of $1,997,400 during the nine month period ended September 30, 2003 compared with a loss of $735,072 during the nine month period ended September 30, 2002, WWO’s net loss for the nine months ending September 30, 2002 was $40,696.

Revenues

Consolidated gross revenues for the nine months ended September 30, 2003 increased to $604,621 from $nil compared to the consolidated nine months ended September 30, 2002.  WWO’s revenues for the nine months ended September 30, 2002 were $628,200.  The 2003 increase in consolidated revenue was a result of the acquisition of WWO, effective October 1, 2002.  APM generated revenues of $14,729 for the nine months ended September 30, 2003.  WWO experienced a net decrease in revenue to $589,892 for the nine months ended September 30, 2003 from $628,200 during the nine months ended September 30, 2002 to some extent due to a softening of the managed service provider sector.  The decline in sales due to the softening managed service provider sector was mitigated by a large sale made to TREB in the second quarter of 2003.  Sales to this customer in the nine months ended September 30, 2003 represented 69% of total revenue, whereas the largest customer of WWO in 2002 represented approximately 51% of revenue.

Gross Profit

Total costs of revenue were $512,559 (including depreciation and amortization of $8,912), leaving a gross profit of $92,062 (15%) for the nine months ended September 30, 2003, compared to a gross profit of $nil for the nine months ended September 30, 2002.  WWO recorded total costs of revenue of $342,532 and a gross profit of $285,669 (45%) for the nine months ended September 30, 2002.  The weakening in gross profit for the nine months ended September 30, 2003 is primarily due to a change in sales mix whereby a greater percentage of revenue was generated by lower margin hardware revenue as opposed to higher margin consulting and hosting activities, as well as the substantial increase in the consulting costs.  A major decline of $213,382 (64%) in consulting services occurred during the nine month period, resulting in a corresponding decrease gross profit of $193,607 (68%).

General and administrative expenses

For the nine months ended September 30, 2003, general and administrative expenses totaled $1,735,538 compared to consolidated $471,541 for September 30, 2002 and WWO’s $125,911 for the nine months ended September 30, 2002.  In the nine months ended September 30, 2003, general and administrative expenses include $1,053,018 in respect of compensation related to stock options and warrants.  Minimal of such expenses were incurred in the comparative period in 2002 and result from us commencing activity upon completion of our acquisition later in 2002.  Our decision (pursuant to our Stock Option Plan) to allow certain option holders to exercise options on a cashless basis results in variable accounting being applied to our employee options.  Under variable accounting, we recognize stock option compensation on such employee options until the options are exercised, forfeited or expire.  On September 16, 2003, the Company cancelled all options granted under the old Plan that were exercisable on a cashless basis.  Concurrently, the Company issued 1,185,000 replacement options under the 2003 Plan.  There were no modifications to the terms of the options except that the optionee can no longer exercise the options on a cashless basis.  As a result, no compensation expense was recognized using variable accounting subsequent to September 16, 2003.

Selling and marketing expenses

Selling and marketing expenses were $283,859 for the nine months ending September 30, 2003 compared to $nil for the consolidated total and $196,318 for WWO during the nine months ended September 30, 2002.  Although APM generated only $14,729 in sales revenue during the period, APM incurred $177,674 of expenses to promote its products.  Our marketing activities for the nine months ended September 30, 2003 included hiring additional sales staff, travel to trade shows and web-based advertising.

Research and development

During the first quarter of 2003 the first working model of our products were delivered to prospective customers and we have expensed $41,763 (2002 - $321) during the nine months ended September 30, 2003.  Research and development activities were largely consummated upon completion of acquisitions of APM and WWO in 2002.

Other income/expenses

Net other expenses for the nine months ended September 30, 2003 was $10,468 compared to net other expenses of $259,981 in 2002 and to $1,448 in WWO for the comparative period in 2002.  The decline in 2003 is primarily due to there being a significant write-down of uncollectiblilty in 2002 in advances made to TravelActive.com Marketing Inc. of $213,461.  As well, our marketable securities (which are carried at market value) were written down by $2,298 in 2003 compared to a write-down of $43,934, as the market price of these securities continues to decline.  Offset by an increase in interest expense to $9,403 in the nine months ended September 30, 2003 from $2,606 in 2002 and $2,403 in WWO for the comparative period, due mainly to the capital leases entered into by the Company in 2003.

Liquidity and Capital Resources

We have continued to finance our activities primarily through advances from a major shareholder and the issuance and sale of securities.  We have incurred recurring losses since inception and our current liabilities exceed our current assets.  As of September 30, 2003 we had an accumulated deficit of $5,672,736 and a working capital deficiency of $1,406,732 (including $925,353 due on a non-interest bearing basis to Rhonda Corporation, a significant stockholder).

Our cash position at September 30, 2003 was $6,633 compared to $42,930 at December 31, 2002.  This decrease was due to the following:

Cash used in operating activities was $423,666 for the nine months ended September 30, 2003.  Our 2003 net loss includes non-cash charges of $26,746 for depreciation, $144,506 for shares and warrants issued for consulting and employee services, $90,000 for services contributed by officers and $1,031,508 for compensation expense on exercise and outstanding options and warrants.  Additionally, to help manage our cash, we increased our accounts payable and accrued liabilities by $297,052 over December 31, 2002.  Cash used in operating activities for the nine months ended September 30, 2002 was $297,215, largely consisting of cash paid expenses incurred in the first nine months of 2002.  Cash used by WWO in the nine months ended September 30, 2002 was $74,094 consisting of the loss for the period as adjusted for an increase in accounts payable of $62,414.

Investing activities consisted of cash purchases of property and equipment of $23,954 compared to cash purchases of $12,751 in 2002.  WWO purchased $12,909 of property and equipment during the comparable period in 2002.

Financing activities consisted of advances from Rhonda Corporation of $377,319, capital lease payments of $19,685 and $24,350 from the issuance of 240,700 shares of common stock on exercise of stock options.  An additional 723,000 common shares were issued on exercise of 785,000 options on a cashless basis pursuant to our stock option plan, 100,000 shares were issued as a bonus to an officer for his contributions to our company and 75,000 for financial consulting.  During the nine months ended September 30, 2002, we borrowed $296,830 from related parties, primarily Rhonda Corporation.  Financing activities by WWO for the comparable period in 2002 were relatively insignificant.

Continuing Operations

We will continue our plans to focus on rolling out applications of Assur technology to industry and governmental regulatory bodies in the public health and safety field.  Industries such as transport and food processing that are subject to regulatory reporting requirements will also be targeted.  Opportunities to incorporate customized appliances based on the GC2000 platform, developed in 2001, as a key component of APM’s services will be sought.

The tentative minimum budget for the 12 months ended September 30, 2004 is, in order of priority:

Customization and packaging of intellectual property	$ 100,000
General and administrative costs	800,000
$ 900,000

Any additional capital required will be raised primarily through the private placement of our securities.  Management anticipates that financing of this budget can be arranged with existing shareholders and from the sale of marketable securities.  Should the required financing not be forthcoming we would face liquidation.

Upon additional funding becoming available, they will be directed toward developing and growing of the Assur products.

We do not anticipate making any significant purchases of plant or equipment.  We do anticipate the addition of two sales and three technical staff during the first half of 2004.

The remaining portion of 2003 and 2004 will be challenging.  The ability to expand our market of the Assur products is dependent on additional financing which, in the current economic climate, may not be available.  No forecast of revenue is possible at this time.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current service offerings and any new service offerings that we may introduce, the continuing successful development of our service offerings and related technologies, and, finally, achieving and maintaining a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Stock-based Compensation

We apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans.  Under APB Opinion No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.  Such compensation is amortized on a straight-line basis over the respective vesting periods.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123"), requires us to provide proforma information regarding net income and net income per share as if compensation costs for our stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  Stock options granted to non-employees are accounted for in accordance with the fair value based method prescribed in SFAS No. 123 using the Black-Scholes option pricing model.  Stock compensation for non-employees is re-measured quarterly until such options vest.

During the period from January 1, 2003 to September 16, 2003, we permitted certain individuals holding stock options to exercise their options on a cashless basis pursuant to terms and conditions of the Stock Option Plan (the “Plan”).  By virtue of accepting the exercise on a cashless basis, stock options granted to employees pursuant to the Plan were accounted for following variable accounting provisions.  Under variable accounting, compensation expense was first recognized for the difference between the quoted market price of the Company’s underlying common shares and the exercise price (plus any intrinsic value calculated on the initial grant of the options) of the options on the date variable accounting first applies.  After that date, compensation expense on remaining employee options outstanding was recalculated on a quarterly basis until the options were exercised or were forfeited or expired unexercised.

On September 16, 2003, we cancelled the remaining 1,185,000 employee stock options previously granted under the Plan.   In exchange for the cancellation, we granted 1,185,000 replacement options under a new 2003 Stock Option Plan (the “2003 Plan”).  There were no modifications to the original terms of the options originally granted under the old Plan except that the optionee is no longer able to exercise the options on a cashless basis.  We used the intrinsic method to account for the replacement options granted to employees pursuant to the 2003 Plan.  Since options granted under the 2003 Plan do not permit a cashless exercise which would result in variable accounting, variable accounting in respect of options granted to employees ceased upon inception and grant of options under the 2003 Plan.

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

We have a history of net losses and a lack of established revenues and as a result we expect to incur net losses in the future.  We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations, including a loss of $1,997,400 for the nine-months ended September 30, 2003. As of September 30, 2003, we have an accumulated deficit of $5,672,736. Our ability to achieve profitability in the future will depend upon our ability to complete the development of our products, create a customer base, increase our market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our services and technologies and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing services gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, which are expected by the third quarter of 2004, and/or additional services are developed and commercially released and sales of such services made so that we are operating in a profitable manner.  To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Item 3– Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, on September 30, 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision, and with the participation of management, including the President.  Based upon that evaluation, the President concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

Item 2. Changes in securities

Recent Sales of Unregistered Securities

On August 27, 2003, an employee exercised 25,000 options at $0.55 per share.  As payment, per Section 8 (e) (ii) of the Stock Option Plan As Amended August 26, 2002, 12,500 shares were used as payment to the Company in settlement of the option exercise price at the market price of $1.10 per share and the Company issued net 12,500 shares to the optionees at a net value of $13,750.  The Company relied on Rule 16b-3 of the Securities and Exchange Act of 1934 for the issuance of these common shares.

For the above transaction, unless otherwise noted, we relied upon Regulation S Exemption and no state exemption, as the recipients are all located in Canada.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the nine month period ended September 30, 2003.

Item 6– Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

1.   Exhibits required to be filed by Item 601 of Regulation S-B.  Exhibits 31 and 32 are filed herewith.

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

(10)

2003 Stock Option Plan adopted September 16, 2003 (incorporated herein by reference to Exhibit 10 of the report on Form 8-S file No. 1.333-109356 filed on September 29, 2003).

(31)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed an 8-K on September 30, 2003 in respect to the filing of pro-forma consolidated financial statements reflecting the acquisition of WWO in 2002.  This 8-K was filed to facilitate the filing of our  S-8 registration statement to register our 2003 Stock Option Plan.

On October 24, 2003, we filed an 8-K containing our President’s report to our shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMINA TECHNOLOGIES, INC.

By:     ___/s/ John M. Alston______

Date:    December 12, 2003

John M. Alston, President,

Chief Executive Officer and Director

EXHIBIT 31

CERTIFICATIONS

I, John M. Alston, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Carmina Technologies, Inc., and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Carmina Technologies, Inc. as of, and for, the periods presented in this quarterly report;

4. Carmina Technologies, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Carmina Technologies, Inc. and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Carmina Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the Carmina Technologies, Inc.’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this report any change in Carmina Technologies, Inc.’s internal control over financial reporting that occurred during Carmina Technologies, Inc.’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Carmina Technologies, Inc.’s internal control over financial reporting; and

5. Carmina Technologies, Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Carmina Technologies, Inc.’s auditors and the audit committee of Carmina Technologies, Inc.’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Carmina Technologies, Inc.’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Carmina Technologies, Inc.’s internal controls over financial reporting.

Date: December 12, 2003

/s/ JOHN M. ALSTON

John M. Alston,

President and Chief Executive Officer

I, Glen R. Alston, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Carmina Technologies, Inc., and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Carmina Technologies, Inc. as of, and for, the periods presented in this quarterly report;

4. Carmina Technologies, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Carmina Technologies, Inc. and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Carmina Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the Carmina Technologies, Inc.’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this report any change in Carmina Technologies, Inc.’s internal control over financial reporting that occurred during Carmina Technologies, Inc.’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Carmina Technologies, Inc.’s internal control over financial reporting; and

5. Carmina Technologies, Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Carmina Technologies, Inc.’s auditors and the audit committee of Carmina Technologies, Inc.’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Carmina Technologies, Inc.’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Carmina Technologies, Inc.’s internal controls over financial reporting.

Date: December 12, 2003

/s/ GLEN R. ALSTON

Glen R. Alston,

Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Alston, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ John M. Alston

John M. Alston

President and Chief Executive Officer

December 12, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Carmina Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen R. Alston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.

/s/ Glen R. Alston

Glen R. Alston

Chief Financial Officer

December 12, 2003