Form 10KSB
period 2003-12-31
CARMINA TECHNOLOGIES INC
filed 2004-07-19
CIK 1115054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-30685

CARMINA TECHNOLOGIES INC.

(Name of small business Company in its charter)

                                UTAH

             870305395

(State or other jurisdiction of incorporation or organization)

 (I.R.S. Employer Identification No.)

810, 540 5th Avenue S.W., Calgary Alberta, Canada

        T2P 0M2

(Address of principal executive offices)

             (Zip code)

Company’s telephone number (403) 269-5369

Securities registered under Section 12(b) of the Exchange Act:

Title of each class

Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Check whether the Company registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.

State registrant’s revenues for its most recent fiscal year:

 $847,321

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The aggregate market value of the Common stock held by non-affiliates of the registrant as of May 26, 2004, was $1,252,800 based on the value of the most recent trade on the OTCBB.  The shares are quoted on the OTCBB under the symbol CARL.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [   ]     No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

25,056,000 common shares issued and outstanding as of May 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

As used in this annual report, the terms “we”, “us”, “our” and “the Company” mean Carmina Technologies, Inc., unless otherwise indicated.

REPORTING CURRENCY AND FINANCIAL INFORMATION

All amounts in this Report are expressed in United States dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-KSB constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressly stated or implied by such forward-looking statements.  Such factors include, among others, the following: force majeure events, competition, financial and commercial viability, lack of patents, licenses, franchises and concessions, and uncertain demand for Company’s products.  (See “Item 1. Risk Factors”.)

TABLE OF CONTENTS

PART I

Page

ITEM  1.

DESCRIPTION OF BUSINESS

3

ITEM  2.

DESCRIPTION OF PROPERTY

9

ITEM  3.

LEGAL PROCEEDINGS

10

ITEM  4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

ITEM  5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY

10

AND RELATED STOCKHOLDER MATTERS

ITEM  6.

MANAGEMENT’S DISCUSSION, ANALYSIS AND PLAN OF

 11

OPERATIONS

ITEM  7.

FINANCIAL STATEMENTS

17

ITEM  8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

62

ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A

CONTROLS AND PROCEDURES

62

PART III

ITEM  9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND

 62

CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

OF THE EXCHANGE ACT

ITEM 10.

EXECUTIVE COMPENSATION

66

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

67

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

69

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

69

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

70

[NTD: Update page numbers]

Part I

Item 1.   Description of Business.

Business Development

The Company was incorporated under the laws of the State of Utah on March 5, 1973, as Investors Equity Inc.  The Company changed its name to "Carmina Technologies Inc." on January 24, 2000.

During 1999, the Company transferred all of its mineral property interests to a wholly owned subsidiary and authorized distribution of all the subsidiary’s shares to the Company’s shareholders.  On February 8, 2000 the Company acquired Rhonda Networks Inc. (renamed Carmina Canada Inc. and sometimes referred to hereafter as “CCI”).  The acquisition of CCI was made through a stock for stock purchase exchange, thereby making CCI a wholly owned subsidiary of the Company.

CCI was incorporated on May 7, 1999 under the laws of the Province of Alberta, Canada.  Under the Agreement of Exchange, Carmina agreed to issue 16,000,000 shares at a deemed value of $0.05 per share on the basis of 2 shares of Carmina for each share of CCI submitted.  100% of the CCI shares were submitted for exchange and the transaction is recorded as a recapitalization of CCI.

In 2001, Carmina’s management selected the field of performance monitoring as its core business and in September 2001 the Company signed a joint venture financing and management agreement with Libaric Inspection Technologies Inc. (Libaric), which agreed to contribute the intellectual property and other assets related to Libaric’s business of service performance monitoring to APM, a new company, which was to carry on the business previously carried on by Libaric.  The Company contributed equity financing totaling $200,885 and by March 2002 had received its full 400,000 shares. During the third quarter of 2002, the company reached a settlement with the former owners of Libaric Inspection Technologies Inc., relieving Libaric from fulfilling some of its undertakings pursuant to the terms of the September 2001 agreement setting up APM, resulting in APM becoming a wholly owned subsidiary of the Company.

During the fourth quarter of 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), a Toronto-based Managed Service Provider, offering business-to-business solutions for clients in Canada, USA and Europe, from WorldWide Data Inc, for a consideration of 650,000 restricted shares of the

Company valued at $357,500.  Subsequent to the year end, the Company issued an additional 350,000 shares during 2004 valued at $80,500 as WWO had achieved specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets. WWO failed to achieve its second target and as a result an additional 250,000 shares reserved for issuance were returned to treasury unissued.

As a result of the share exchange transaction, WWO became a wholly-owned subsidiary as of October 1, 2002.  For financial statement purposes, WWO is our predecessor business.

The ASP business being developed through APM was handicapped by problems with software development which delayed sales.  In December 2003 management were informed by the sales staff that expected sales had not closed.

In January 2004 management retained IN3 Consulting (IN3) to identify the reasons for the delays and to assess what steps could be implemented to strengthen our marketing and sales efforts.  IN3 is a Calgary-based independent Management Consulting firm focused on providing solutions using an intelligent blend of technology and business with expertise in managing projects extending across large corporations, government bodies, and small companies. IN3 completed its review of our Toronto based operation in January 2004, identifying underlying weaknesses in management, marketing and sales.

Based on IN3’s findings, management implemented the following changes: Mr. Kohalmi resigned as Director of Technology of the Company and as an Officer and Director of CCI and its related subsidiaries; Robert d’Artois was appointed Executive Vice-President of the Company; John Parent was appointed interim President of Carmina Canada Inc., to handle all matters related to finance, product offerings and related technologies; Larry Henderson was appointed Chief Operating Officer of CCI, to provide the tactical focus required to run the day to day operations of the operating companies; and Mike Comessotti was appointed Chief Sales & Marketing Officer of CCI, to handle all matters related to Sales and Marketing initiatives.

By mid March the team had cut expenses and refocused sales initiatives in the Food and Health verticals and had identified and rectified significant defects in the software delivered by Multi Level Solutions, the true nature of which had not been disclosed to Calgary management.  While it appears that a significant potential for sales of our business risk management/mitigation tool remains, because of the delays, it was clear it would be some time at best before any significant revenue might be realized, and in the interim, due to the increased costs of compliance with the new filing legislation, there was substantial doubt regarding the Company’s ability to continue as a going concern which was described in the explanatory paragraph to the report of our independent registered public accounting firm on the December 31, 2003 and 2002 consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. For the past 2 years the Company’s operations have been funded by Rhonda Corporation, Glen Alston and Waltraud Alston against notes payable totaling US$ 1,586,784.  In light of the delays in the implementation of the Company’s business plan, in March 2004 management commenced search for an alternate business.

In early April 2004 management received a proposal from Advanced Integrated Management Services, Inc. (AIMS) which resulted in the Share Exchange and Acquisition Agreement, being reached in May 2004 providing for the Company’s acquisition of AIMS in exchange for restricted shares of the Company.  AIMS is a privately owned Tennessee Corporation founded in 1994 with Corporate Headquarters in Oakridge Tennessee, a Western Regional Office in Denver Colorado and Project Offices in New Orleans, Louisiana and Paducah, Kentucky.  AIMS provides nuclear and environmental services, engineering and construction services, and information technology and media services.

In May 2004 the Board of Directors approved the aforementioned Share Exchange and Acquisition Agreement.  As a requirement of the agreement the Company must divest itself of its existing business.  The Company will therefore transfer all its assets and liabilities, except for $130,000 in notes payable, to CT Holdings Inc. (“CT Holdings”), a newly incorporated company in Utah, in exchange for 25,056,000 common shares of CT Holdings.  The existing stockholders of the Company will then receive, as a partial liquidating dividend, one common share of CT Holdings for each common share they hold in the Company.  The Company will then reverse split its common stock 1 share for 200 shares and change the name of the Company to Advanced Integrated Management Services, Inc.  As a result of the reverse stock split, the Company will have 125,280 post-split common shares issued and outstanding.  The Company has also agreed to issue 500,000 post-split shares on conversion of $50,000 of the $130,000 notes payable remaining in the Company after the transfer of the Company’s assets and liabilities to CT Holdings, 1,800,000 shares as settlement of debt owed by the Company to Rhonda Corporation and 100,000 shares to a consultant for services.  The shares issued to Rhonda Corporation are unrestricted may not be transferred to more than 5 individuals.  Finally, the Company will issue 8,640,000  post-split common shares to the stockholders of AIMS in exchange for a 100% interest in AIMS.  The acquisition will be accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of AIMS will control 80% of the Company’s common stock immediately upon conclusion of the transaction.

Stockholders’ written consent to the necessary amendments to the Articles of Incorporation has been obtained from Stockholders owning 62% of the currently issued shares.

Products and Services

The Company’s services were centered on its proprietary software applications for the planning/scheduling, execution, monitoring, proof of delivery and reporting for services for which it is critical to monitor and confirm execution for financial, liability or regulatory reasons.

During 2003 agreements were signed with prospective clients which undertook trials of APM’s technology. The prospective clients included established companies in the food processing industry and health units responsible for public health and safety.  Subsequent to the year end these agencies responsible for public health and safety signed contracts for the Company’s services.

The Company abandoned the PestAssur pest control system in 2003 after market studies indicated poor margin potential.

The Programmed Maintenance Service program, which was at the initial stage of research and development,with nominal research and development expenses incurred in prior periods , was also abandoned in 2003 to allow resources to be concentrated on the Food Quality Protection and Public Health Inspection services.  The resources dedicated to Food Quality Protection in the food industry are multi-layered and include governments, consultant inspectors, corporate specialists, and consultant-audit specialists.  The aim of these parties is to confirm that the practices of the manufacturer-client are consistent with legal and mandated standards, and to modify, as required, those practices that counteract new threats and challenges to the Safety, Quality and Consistency of the food product.

Currently three Public Health Units (created under and to enforce the Public Health Act in a given jurisdiction) whose mandate is to inspect a variety of food and health-related operations (Restaurant and Accommodation, Eldercare facilities, Sewer systems, Water Utilities), as well as pest, disease and health violation complaints that arise on a non-recurring basis are using our technology.

The Company’s Health and Safety technology structures and standardizes the intensity of enforcement across an inspection target group (which Health Units define as “clients”) and minimizes the waste of time where a costly, trained Public Health professional spends valuable time converting manual notes into computer inputs.

WorldWide Online Corp is an Application Service Provider and Multimedia Design/Development firm. WWO plans, designs, develops and manages web sites and support services for business applications for companies of all sizes and industries. Some of the business applications supported include e-Portals, e-commerce services, document and file management systems, knowledge management systems and business process improvement systems. The team of development specialists help companies in determining their web and internet strategy and help to quantify the positive benefits of using technology to improve their business. Customers can also take advantage of WWO’s marketing and sales expertise to assist in launching their new service to clients, business partners or staff.

WWO’s developments are geared to web-based interfaces and focus on ease-of-use for clients and visitors. WWO develops templates and forms to assist clients in keeping their content current, without requiring any technical expertise. The templates contain various checks and balances, to ensure that the right information is formatted in the right way and secure access services ensure that only authorized clients are permitted to add/update information, in their own web site.

WWO generated $ 831,586 in revenue during 2003 (for the period from October 1, 2002 to December 31, 2002 - $141,537 and for the nine-month ended September 30, 2002 - $ 628,200) with one major customer making up 75% of their sales.

Distribution Methods

The products of APM are not marketed to the public, but rather to individuals in decision-making positions in the inspection sector of the targeted industries or regulatory agencies with promotion largely directed toward one-on-one presentations and free pilot trials.  During 2003, an agency agreement was signed with Guelph Food Technology Centre, a non-profit corporation of Canadian food producers, processors, transporters and marketers set up to implement in Canada the Hazard Analysis Critical Control Point (HACCP) protocol, an internationally recognized means of assuring food safety from harvest to consumption.  The agreement with Guelph Food Technology Centre has the potential of placing APM’s food inspection system as the technology of choice for its corporate members as a result of the Centre’s recommendation.

Pricing of the product is dependent on the complexity of the specific application.  A gross margin of 40% is targeted.

WWO is the implementation, support and technical services provider for APM and other Carmina companies.  The businesses of CCI., APM and WWO have been strategically combined, melding the technical, sales and management of the three companies into a dynamic team with the mandate to build sales of the combined business by focusing on the performance monitoring field. While combined strategically and functionally, WWO and APM have retained their separate corporate identities to preserve existing business. APM provides sales and marketing for the combined business. WWO provides the operational services and support for the combined business.

Research and Development

Development expenditures

for WWO are client specific and therefore are included in cost of goods sold.  During 2003 we incurred $297,611 (For the period from October 1, 2002 and December 31, 2002 - $322 and $Nil for the nine-month ended September 30, 2002 for WWO) in respect of research and development.  Of this amount, $250,675 relates to the purchase of the MLS Pantheon and MLS Minerva software licenses.  This research and development has been expensed, rather than capitalized as management does not expect to realize sales from these licenses.

Employees and Consultants

At May 26, 2004 there were four employees, who were senior management and/or directors.  Daily management, research, development and marketing were outsourced to consultants. No management agreements were signed with senior management.

Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”.  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We have a history of net losses and a lack of established revenues and as a result we expect to incur net losses in the future.  We have had a history of losses and may continue to incur losses, and may never achieve or maintain profitability.  With the acquisition subsequent to the year end of Advanced Integrated Management Services, Inc. (AIMS) and the divestiture of CCI and its affiliates the future profitability will depend on the success of AIMS’ business and will not be comparable to our business in 2003 and earlier.

Need for Outside Financing; Business and Product Development.  To date, we have had negative cash flows from operations and have depended on sales of our common stock to meet cash requirements.  AIMS is forecasting additional funding requirements of $3,000,000 over the next 24 month period to carry out our new business plan.  While the Company will seek to raise the needed funds through either private placements or a secondary offering, there is no assurance that the required financing can be obtained on terms favorable to the existing shareholders, or that financing can be obtained at all.  Absent such additional financing, the successful operation of the Company, as well as development and marketing of its products, may not be viable.

Competition.  The business of AIMS is diverse.  Certain segments of the business are specialized creating greater barriers of entry for competitors.  Other segments of the business are less specialized increasing the opportunity for competitors to enter the market.  Competitors may have longer operating histories, greater name recognition and greater financial, technical and marketing resources and thus, may be able to adopt more aggressive pricing policies, respond to new technologies, industry standards and customer demands and make more attractive offers to potential employees and consultants.

Patent Protection.    Where possible, the Company will seek to obtain appropriate patents on patentable intellectual property it develops.  Should the Company fail to obtain such patents its ability to be competitive in the marketplace will be adversely affected.

Uncertainty as to Future Profitability.  There is no assurance that the Company will be able to sell its products and services at a profit.

Quality of Marketing and Service.  If the Company does not provide the quality of marketing and service acceptable to its clients, the Company’s business will lack the competitiveness required to allow the company to be viable.

Loss of Services of Key Employees.  The loss of the services of the key management of AIMS, or the services of any future key employees for any reason may have a materially adverse effect on our prospects.  There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost.  Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel.  At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice.  If we lose any of our key personnel, our business may be adversely affected.

Lack of Minority Shareholder Voting Control.  Due to their ownership of a majority of the shares of the Company's outstanding common stock, Mr. Reginald Hall and a small number of other major shareholders have total voting control of the Company, including the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

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

Market for Common Stock. Prior to December 5, 2001 there was no "established public market" for the Company's common stock. (See Caption, "Risks of Penny Stocks" below.)  Since December 5, 2001 the Company’s common stock has been quoted on the Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTCBB").  (See Item 5. “Market for Common Equity and Related Stockholder Matters”).  Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect.  In addition, the stock markets generally have experienced and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. With the reverse-split to be effqectuated shortly, the market price of the Company’s post-split cannot be predicted

Risks of "Penny Stock".  The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a5l-l of the Securities and Exchange Commission.  Penny stocks are stocks:  (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in companies with net tangible assets less than $2,000,000 (if the company has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

Item 2. Description of Property.

At the present time, the Company has no real or personal property.  The offices, located at 810, 540 - 5th Avenue SW, in the city of Calgary, in the province of Alberta, Canada, from which it operates are paid for and maintained, under a written cost-sharing agreement (see “Certain Relationships and Related Transactions”), by Rhonda Corporation, a Canadian corporation which is a major shareholder of the Company.  The space meets the current and foreseeable management requirements of the Company.

The Company’s operations are housed in WWO’s leased offices located at 36 Toronto Street, Suite 250, in the city of Toronto, in the province of Ontario, Canada.   This lease expires on August 31, 2005, with monthly commitments of approximately $2,700.

The Company will be transferring its operating offices to Oak Ridge, Tennessee.

Item 3.  Legal Proceedings.

On April 2, 2004, Multi Level Solutions Inc. served Carmina Canada Inc. (“CCI”) and Carmina Technologies Inc. (the “Company”) with a statement of claim in the Court of Queen’s Bench of Alberta. Judicial District of Calgary, Alberta, Canada, with respect to the Company’s contractual obligation to redeem the Class A retractable convertible preferred shares of CCI which was issued to Multi Level Solutions Inc. in exchange for the acquisition of Carmina Development Corporation, whose only asset was software development licenses.   The plaintiff is claiming CDN$141,250 plus interest and costs of the action.  The Company has filed a statement of defense and counterclaim with respect to this action.

On April 2, 2004, Multi Level Solutions Inc. served Carmina Development Corporation (a wholly owned subsidiary of Carmina Canada Inc.) a statement of claim in the Ontario Superior Court of Justice with respect to collection of fees for the provision of basic support services in accordance with certain license agreements entered into between Multi Level Solutions Inc. and the Company.   The plaintiff is claiming CDN$23,000 plus interest and costs of the action.  The Company has filed a statement of defense and counterclaim with respect to this action.

On March 5, 2004, Amin Ramji (a former employee of WorldWide Online Corp.) served WorldWide Online Corp. and Carmina Technologies Inc. with a statement of claim in the Ontario Superior Court of Justice with respect to severance pay.  A settlement agreement has been reached whereby the plaintiff will be paid CDN$28,208 as full settlement of the claim.

We know of no other material, active or pending legal proceedings against our Company nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the year ended December 31, 2003 covered by this report.

Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a)

Market Information

Prior to December 5, 2001, there was no public trading market for the Company’s common stock.  Since December 5, 2001 the Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “CARL” and CUSIP No. 143437 10 1.

The high and low bid prices of our common stock are indicated as follows:

Quarter ended

High

Low

December 31, 2003

$0.75

$0.22

September 30, 2003

$1.72

$0.35

June 30, 2003

$2.05

$1.05

March 31, 2003

$1.90

$0.92

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

(b)

Shareholders of Record

As of May 26, 2004, the Company had approximately 400 shareholders of record of its 25,056,000 outstanding shares of Common Stock.

(c)

Dividends

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On March 23, 2004, the Company issued 100,000 shares in settlement of the termination of an employee of the Company with a deemed value of $15,000. We issued the shares relying on Regulation S of the Securities Act of 1933, as the recipient is located in Canada

Additionally, the Company issued 350,000 shares with respect to the Share Purchase Agreement dated September 1, 2002 between Worldwide Data Inc., WWO, CCI and the Company.  The shares were accrued at a deemed value of $80,500 at December 31, 2003 and were issued March 23, 2004. We issued the shares relying on Rule 506 of Regulation D of the Securities Act of 1933.

Item 6.  Management’s Discussion, Analysis and Plan of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 7 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following discussion relates to the past business of the Company.  With the acquisition of AIMS and the divestiture of CCI and its affiliates subsequent to the year-end this discussion may not accurately reflect the future potential of the Company.

General – Explanation of Comparative Periods

As we acquired WWO effective October 1, 2002, our consolidated financial statements for the year ended December 31, 2002 include the results of Carmina Technologies, Inc. and its wholly owned subsidiaries, Carmina Canada Inc. and Assured Performance Monitory Inc. for the year then ended and the results of WWO from the period of October 1, 2002 to December 31, 2002. WWO was considered to be our predecessor business.

Results of Operations

We incurred a net loss of $2,535,890 during the year ended December 31, 2003 compared with a loss of $1,242,307 during the year ended December 31, 2002.  WWO (our predecessor) incurred a net loss of $40,696 during the nine-month period ended September 30, 2002.

Revenues

Gross revenues for the year ended December 31, 2003 increased to $847,321 from $174,644 compared to the year ended December 31, 2002.  This increase in revenue was a result of the recognition of a full 12-months of revenue from WWO’s operations compared to the realization of only 3-months of revenue in the prior year.  Revenue, earned from online services and hosting and hardware sales by WWO during the 12-month period ended December 31, 2003 was $831,586 compared with $141,537 for the 3-months ended December 31, 2002.  WWO generated revenues in the 9-month period ended September 30, 2002 of $628,200.  Consulting services earned by APM during the year totaled $15,735 compared to $33,107 for the year ended December 31, 2002.

Gross Profit

Total costs were $674,343 (including depreciation and amortization of $16,033) in 2003 or 79.6% of revenue compared with total costs of $126,858 (including depreciation and amortization of $14,000) for 2002 or 72.6% of revenue.  WWO’s (our predecessor) direct costs on revenue for the nine-months ended September 30, 2002 totaled $334,469 in 2002, or 53% of revenue. The fluctuation in direct costs as a percentage of gross margin is mainly related to the changes in hardware sales as a percentage of overall sales.  Hardware sales recognize a gross margin of approximately 10% to 15% while hosting and access, and consulting revenues recognize a 25% to 30% gross margin.

Gross profit for 2003 was $172,978 compared to a gross profit of $47,786 for the prior year.  Gross profit for WWO (our predecessor) for the 9-months ended September 30, 2002 was $293,731.

General and administrative expenses

In 2003, general and administrative expenses totaled $2,018,445 compared to $772,106, an increase of $1,246,339 or 161% over 2002.  The general and administrative expenses in 2002 included only the three months (post-acquisition) worth of general and administrative expenses from WWO operations totaling $38,915.  WWO’s general and administrative expenses were $322,229 for the nine-month period ended September 30, 2002.  These expenses include selling and marketing expenses.  Stock option compensation expense recognized in 2003 was $1,053,204 compared to $140,229 in 2002.

Selling and marketing expenses

Selling and marketing expenses were $351,897 for 2003 compared to expenses of $22,396 for 2002.  WWO did not separate their selling and marketing expenses from general and administrative expenses prior to the acquisition.

Research and development

Research and development expenses in 2003 were $297,611 compared to $322 for 2002.  Of this amount, $250,675 relates to the purchase of the MLS Pantheon and MLS Minerva software licenses which was expensed as incurred.  The balance of research and development for APM and WWO products and services are customer specific/driven, the majority of development expenses are conducted on a project by project basis and are included in project pricing.  Thus, such expenses incurred on projects are expensed as cost of revenue.

Unrealized loss on investments

The market value of our portfolio investments in Qnetix, Inc and Power Interactive Media Inc declined from $9,048 in 2002 to $6,750 in 2003 resulting in unrealized losses of $2,298.  An unrealized loss of  $51,809 was recognized in 2002 resulting from similar declines in the market value of these investments.

Write-down of advances

In November 2000, the Company entered into discussions with the principals of TravelActive.com Marketing Inc., a private Canadian application service provider (ASP) connecting travel agents with prospective travelers identified through “hits” on TravelActive’s website advertising travel opportunities and vacation packages.  The discussions centered on Carmina investing in TravelActive and contributing technology and management to support TravelActive’s business plan.  By December 31, 2001, $213,461 had been advanced to TravelActive to assist in developing their business plan.  Due to the lack of progress TravelActive had experienced in developing its business, management elected to write-off the advances of $213,461 during the year ended December 31, 2002.

Loss on settlement of debt

During 2002, the Company settled debt of $455,000 with Rhonda Corporation with the issuance of 700,000 common shares (valued at $455,000 using the quoted market price on the date of the agreement) and warrants to purchase an additional 700,000 common shares at $1.00 per share.  Using the Black-Scholes option pricing model, it was determined the warrants had a value of $223,000, which was recorded as a loss 2002.

Liquidity and Capital Resources

Cash used in operating activities for the 12-months ended December 31, 2003 was $482,682 compared to $504,602 for 2002.  Cash used in operating activities of WWO during the nine-month period ended September 30, 2002 was $74,094.  The net loss increased from $1,242,307 in 2002 to $2,535,890 for 2003.  Due to our limited cash flow from operations, to preserve cash flow many of our operational expenses are of a non-cash nature including $188,838 for warrants and stock issued for services, $120,000 for services contributed by officers, $2,298 for an unrealized loss on investments, $691,454 on compensation expense through issuance of stock options, and $361,750 on compensation expense on cashless exercise of options.  Our net loss for the prior year included non-cash charges of $70,000 for stock issued for services, $120,000 for services contributed by officers, $51,809 for unrealized loss on investments $223,000 for loss on settlement of debt, $140,229 on compensation expense through issuance of stock options and $213,461 on writedown of advances.  The net loss was partially funded through an increase in accounts payable for 2003.

Financing activities consisted of the issuance of stock for cash in the amount of $24,350 (2002 - $8,000), advances of $495,373 (2002 – $473,247) from related parties and capital lease payments of $22,858 (2002 - $1,040).  Total minimum capital lease commitments for 2003 are $21,273.  There is a lease agreement for the Toronto premises, which expires on August 31, 2005, with minimum lease payments for 2003 of $92,381.

Investing activities consisted of the acquisition of fixed assets for cash of $23,954 (2002 - $18,943).

Continuing Operations

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

As described in Part I of this 10KSB, subsequent to the year end it was announced that all the existing assets of the Company will be transferred to a new subsidiary and the shares of that subsidiary will be paid to the existing shareholders of the Company as a partial liquidating dividend.  Once the acquisition of AIMS is complete AIMS will become the predecessor company.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" which was amended in December 2003 to become FIN No, 46R.  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46R for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46R is applicable immediately. FIN No. 46R also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

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

The implementation of these new standards did not have a material effect on the Company’s consolidated financial statements.

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

A summary of the Company’s significant accounting policies follows.

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

Valuation of Goodwill

Goodwill represents acquisition costs in excess of the fair value of net tangible assets of WWO purchased.  The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets”.  As a result of the adoption of SFAS 142, the Company evaluates goodwill annually for impairment, or earlier if potential indicators of impairment exist.  The determination of whether or not goodwill has become impaired involves a significant level of judgement in the assumptions underlying the approach used to determine the value of the reporting units. Changes in the Company’s strategy and/or market conditions could significantly impact these judgements and require adjustments to recorded amounts of goodwill.

Allowance for Doubtful Accounts

The Company’s accounts receivable are shown net of an allowance for doubtful accounts of $4,815 (2002 - $5,766) at December 31, 2003.  Accounts receivable are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.  Any recoveries will be recognized when the proceeds are received.  During the prior year, the Company had elected to write-off advances to an unrelated company in the amount of $213,461.

Software Development Costs

Statement of Position (“SOP”) 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued in March 1998.  The Company follows SOP 98-1 in connection with its computer software acquired for internal use.  SOP 98-1 requires all costs related to the acquisition of internal use software other than those incurring during the application development stage to be expensed as incurred.  Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

The Company follows the provisions of SFAS No. 2 in recording research and development expenses related to their online services.  Under SFAS No. 2, all such expenses are charged to the Statement of Operations as incurred.  In accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or

Otherwise Marketed, development costs incurred in the research and development of products containing the Company’s software development costs incurred in the development of software are expensed as incurred until technological feasibility in the form of a working model has been established and after the product is available for general release to the customer.  No costs have been capitalized during the period to December 31, 2003 as the Company has not reached technological feasibility on such software.

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

Item 7.  Financial Statements.

The following Carmina Technologies Inc. and subsidiaries consolidated financial statements for the year ended December 31, 2003 and 2002 are filed as part of this report:

-

Consolidated balance sheets

-

Consolidated statements of operations

-

Consolidated statements of comprehensive loss

-

Consolidated statements of capital deficit

-

Consolidated statements of cash flows

-

Notes to consolidated financial statements

The following WorldWide Online Corp. financial statements for the nine-months ended September 30, 2002 are filed as part of this report:

-

Balance sheet

-

Statement of operations

-

Statement of cash flows

-

Statement of comprehensive loss

-

Statement of capital deficit

-

Notes to financial statements

CARMINA TECHNOLOGIES INC.

AND SUBSIDIARIES

(in US Dollars)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

FINANCIAL STATEMENTS TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

18

Consolidated Balance Sheets

19

Consolidated Statements of Operations

20

Consolidated Statements of Comprehensive Loss

21

Consolidated Statements of Capital Deficit

22

Consolidated Statements of Cash Flows

23

Notes to Consolidated Financial Statements

24-44

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Carmina Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Carmina Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive loss, capital deficit and cash flows for the years ended December 31, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carmina Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit and has not earned sufficient revenues to cover its operating costs which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada

June 18, 2004

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

( in US Dollars)

As at	December 31, 2003	December 31, 2002(1)
CURRENT ASSETS
Cash	$27,611	$42,930
Accounts receivable (Note 1 (j))	93,193	33,430
Other receivable	15,387	15,648
Prepaid expenses	83,958	12,524
Inventory (Note 1 (l))	17,032	17,760
Marketable securities (Note 1(k))	6,750	9,048
Total Current Assets	243,931	131,340

PROPERTY AND EQUIPMENT (Note 4)	127,074	95,031
GOODWILL (Note 3)	575,565	495,065
TOTAL ASSETS	$946,570	$721,436
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts payable	$817,352	$238,195
Due to related party (Note 1(o))	1,011,319	486,743
Accrued liabilities	29,855	20,627
Current portion of capital lease (Note 5)	25,014	5,702
Deferred revenues (Note 1 (c))	33,226	24,462
Redeemable preferred shares of a subsidiary (Note 1 (x))	250,675	--
Total Current Liabilities	2,167,441	775,729
Capital lease (Note 5)	17,331	--
Total Liabilities	2,184,772	775,729
CAPITAL DEFICIT
Common stock: 40,000,000 shares authorized no par value, 24,606,000 shares (2002 - 23,467,300)	2,510,832	2,288,482
Additional paid in capital	2,580,760	1,350,229
Shares to be issued (Note 7(i))	80,500	-
Accumulated other comprehensive income -foreign exchange losses	(199,068)	(17,668)
Accumulated deficit	(6,211,226)	(3,675,336)
Total Capital Deficit	(1,238,202)	(54,293)
TOTAL LIABILITIES & CAPITAL DEFICIT	$946,570	$721,436

Contingencies and Commitments (Note 13)

(1) Represents the combined financial position of Carmina Technologies, Inc. and its wholly owned subsidiaries, Carmina Canada Inc. and Assured Performance Monitoring Inc. for the year and its wholly owned subsidiary WorldWide Online Corp for the three months ended December 31, 2002.  See Note 3 – Business Combination.

See accompanying notes to the consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in US Dollars)

	For the year ended December 31, 2003	For the year ended December 31, 2002(1)
REVENUES
Hosting and access	$364,397	$109,561
Consulting	160,894	34,631
Hardware sales	322,030	30,452
	847,321	174,644
COST OF REVENUES
Hosting and access	278,765	75,341
Consulting	153,509	18,526
Hardware	226,036	18,991
Depreciation	16,033	14,000
COST OF REVENUES	674,343	126,858
GROSS PROFIT	172,978	47,786

EXPENSES
General and administrative (Notes 1(q) and 9)	2,018,445	772,106
Selling and marketing	351,897	22,396
Depreciation	26,000	4,673
Research and development	297,611	322
Total Expenses	2,693,953	799,497
LOSS FROM OPERATIONS	(2,520,975)	(751,711)
OTHER INCOME (EXPENSE)
Unrealized loss on investments	(2,298)	(51,809)
Writedown of advances (Note 1(m))	--	(213,461)
Loss on settlement of debt	--	(223,000)
Interest and other income	1,277	782
Interest expense	(13,894)	(3,108)
Total Other Expense	(14,915)	(490,596)
NET LOSS	$(2,535,890)	$(1,242,307)
BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,360,963	22,196,368

(1) Represents the combined financial position of Carmina Technologies, Inc. and its wholly owned subsidiaries, Carmina Canada Inc. and Assured Performance Monitoring Inc. for the year and its wholly owned subsidiary WorldWide Online Corp for the three months ended December 31, 2002.  See Note 3 – Business Combination.

See accompanying notes to the consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in US Dollars)

	For the year ended December 31, 2003	For the year ended December 31, 2002(1)

NET LOSS	$(2,535,890)	$(1,242,307)
OTHER COMPREHENSIVE LOSS
Foreign exchange translation losses	(181,400)	(4,787)
COMPREHENSIVE LOSS	$(2,717,290)	$(1,247,094)

(1) Represents the combined financial position of Carmina Technologies, Inc. and its wholly owned subsidiaries, Carmina Canada Inc. and Assured Performance Monitoring Inc. for the year and its wholly owned subsidiary WorldWide Online Corp for the three months ended December 31, 2002.  See Note 3 – Business Combination.

See accompanying notes to the consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Capital Deficit

(in US Dollars)

	Common Stock No. of Shares Amount		Additional Paid in Capital	Shares to be issued	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total
Balance, Jan. 1, 2002	21,917,300	$1,383,982	$876,000	$--	$(12,881)	$(2,433,029)	$(194,928)
Common stock issued in settlement agreement (Note 7)	20,000	14,000	--	--	--	--	14,000
Common stock issued to consultant for signing bonus (Note 7)	100,000	70,000	--	--	--	--	70,000
Common stock issued in purchase agreement (Note 7)	650,000	357,500	--	--	--	--	357,500
Options exercised for cash	80,000	8,000	--	--	--	--	8,000
Common stock issued for settlement of debt to related company (Note 7)	700,000	455,000	--	--	--	--	455,000
Warrants issued for settlement of debt to related company (Note 6 (a))	--	–	223,000	--	--	--	223,000
Compensation expense on options issued to consultants and employees (Note 6 (b))	--	--	140,229	--	--	--	140,229
Services contributed by officers of the Company (Note 9)	--	--	120,000	--	--	--	120,000
Other comprehensive losses	--	-	--	--	(4,787)	--	(4,787)
Net loss for the year	--	--	--	--	--	(1,242,307)	(1,242,307)
Balance, Dec. 31, 2002	23,467,300	$2,288,482	$1,350,229	$--	$(17,668)	$(3,675,336)	$(54,293)
Common stock issued for cashless exercise of options (Note 7 (c) and (h))	723,000	--	361,750	--	--	--	361,750
Options exercised for cash	240,700	24,350	--	--	--	--	24,350
Common stock issued to consultant for contract (Note 7)	75,000	120,000	--	--	--	--	120,000
Common stock issued to officer for bonus (Note 7)	100,000	78,000	--	--	--	--	78,000
Common stock to be issued for purchase agreement (Note 7)	--	--	--	80,500	--	--	80,500
Compensation expense on options issued to consultants and employees (Note 6 (b))	–	--	691,454	--	–	--	691,454
Issuance of warrants for consulting services (Note 6 (a))	--	--	57,327	--	--	--	57,327
Services contributed by officers of the Company (Note 9)	–	--	120,000	--	–	--	120,000
Other comprehensive losses	–	–	--	--	(181,400)	--	(181,400)
Net loss for the year	–	–	--	--	--	(2,535,890)	(2,535,890)
Balance, Dec. 31, 2003	24,606,000	$2,510,832	$2,580,760	$80,500	$(199,068)	$(6,211,226)	$(1,238,202)

See accompanying notes to the consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in US Dollars)

	For the year ended December 31,
	2003	2002(1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,535,890)	$(1,242,307)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	42,033	18,673
Stock and warrants issued for services (Note 7)	188,838	70,000
Services contributed by officers (Note 7)	120,000	120,000
Unrealized loss on securities	2,298	51,809
Allowance for bad debt expense	4,815	--
Compensation expense through issuance of options (Note 6 (b))	691,454	140,229
Compensation expense on cashless exercise of options	361,750	--
Reseach and development costs acquired by issuance of redeemable preferred shares of a subsidiary (Note 1 (x))	250,675	--
Loss on settlement of debt (Note 7(o))	--	223,000
Writedown of advances (Note 1 (m))	--	213,461
Changes in operating assets & liabilities (net of the acquired business):
Increase in receivables	(50,080)	(14,854)
(Increase) decrease in prepaid expenses	(63,597)	5,968
(Increase) decrease in inventory	1,670	(7,099)
Increase (decrease) in accounts payable & accrued expenses	500,126	(83,422)
Increase (decrease) in deferred revenues	3,226	(60)
Net Cash Used in Operating Activities	(482,682)	(504,602)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased in acquisition	--	69,942
Purchase of property and equipment	(23,954)	(18,943)
Net Cash (Used in) Provided by Investing Activities	(23,954)	50,999
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party (Note 1 (o))	495,373	473,247
Capital lease payments (Note 5)	(22,858)	(1,040)
Issuance of common stock for cash	24,350	8,000
Net Cash Provided by Financing Activities	496,865	480,207

NET INCREASE (DECREASE) IN CASH	(9,771)	26,604
Effect of currency fluctuation on cash	(5,548)	--
CASH AT BEGINNING OF PERIOD	42,930	16,326
CASH AT END OF PERIOD	$27,611	$42,930
*See Note 11 for Statement of Cash Flows supplementary information.

(1) Represents the combined financial position of Carmina Technologies, Inc. and its wholly owned subsidiaries, Carmina Canada Inc. and Assured Performance Monitoring Inc. for the year and its wholly owned subsidiary WorldWide Online Corp for the three months ended December 31, 2002.  See Note 3 – Business Combination.

See accompanying notes to the consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

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

The reorganization was accounted for as a recapitalization of CCI because the shareholders of CCI control the Company after the Agreement.  Therefore, the financial statements are presented as a continuation of CCI.

APM

APM develops and markets the ASSUR family of monitoring services.  Using proprietary software, the ASSUR products facilitate the planning and scheduling and monitor the execution of critical services and confirm proof of delivery and execution.

In September 2001, the Company signed a joint venture, financing and management agreement with Libaric, APM and Barrie Richardson (Richardson).  Pursuant to the agreement Libaric agreed to contribute the intellectual property and other assets related to Libaric’s business of service performance monitoring to AOM, which will carry on the business previously carried on by Libaric.  The interests in APM of Libaric and Carmina, in consideration of their initial contributions, were to have been 600,000 shares and 400,000 shares respectively.  By March 28, 2002 Carmina had made its final contribution and received its full 400,000 shares.

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

WWO

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from WorldWide Data Inc, for a consideration of 650,000 restricted shares of the Company valued at $357,500.  An additional 350,000 or 600,000 shares will be delivered by September 30, 2003 provided WWO achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly (Note 3).  As a result of the acquisition, WWO is considered to be the predecessor business.  Financial statements of WWO for the nine-month period ended September 30, 2002 included in this 10-KSB Annual Report.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

(In US Dollars)

WWO is a Toronto-based, Managed Service Provider offering business-to-business solutions for clients in Canada, the USA and Europe.  Supported by a team of seven design and development professionals, WWO hosts, manages and builds corporate solutions covering a wide range including web hosting, application development, e-commerce infrastructures, knowledge management and business process improvement complemented by a suite of internet working solutions involving design, implementation and management of client networks.  WWO is the implementation, support and technical services provider for APM and other company subsidiaries.  A summary of the Company’s significant accounting policies are as follows:

a.  Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a calendar year end.  On October 1, 2002, the Company emerged from the development stage as a result of the acquisition of WWO and the commencement of its operations.

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

d.  Principles of Consolidation

The consolidated financial statements include those of Carmina Technologies, Inc., its wholly owned subsidiaries, Carmina Canada Inc. (“CCI”), Carmina Development Corporation, a wholly owned subsidiaries of CCI, Assured Performance Monitoring Inc. and WorldWide Online Corp. (“WWO”) All significant intercompany accounts and transactions have been eliminated.

e.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements.  Diluted earnings per share reflects potential dilution of securities that could share in earnings of an entity.  Common stock equivalents, consisting of 775,000 warrants (2002 - 700,000) and 1,485,000 options (2002 - 2,660,000), have not been included in the calculation as their effect is anti-dilutive for the periods presented.

f.  Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash, receivables, marketable securities, advances, accounts payable, accrued liabilities, and amounts due to related party approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the capital leases equals the carrying value as they are commercial loans.

g.  Goodwill

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets”.  As a result of the adoption of SFAS 142, the Company evaluates goodwill annually for impairment, or earlier if potential indicators of impairment exist.  The determination of whether or not goodwill has become impaired involves a significant level of judgement in the assumptions underlying the approach used to determine the value of the reporting units. Changes in the Company’s strategy and/or market conditions could significantly impact these judgements and require adjustments to recorded amounts of goodwill.

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

j.  Allowance for Doubtful Accounts

The Company’s accounts receivable are shown net of an allowance for doubtful accounts of $4,815 (2002 - $5,766) at December 31, 2003, provision is for all accounts greater than 90 days.  Accounts receivable are also reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.  Any recoveries will be recognized when the proceeds are received.  During 2002, the Company also elected to write-off advances to an unrelated company (see Note 1(m)).

k.  Marketable Securities

The Company held 362,500 shares of Qnetix, Inc.’s common stock as trading securities at December 31, 2003.  The fair value of the Company’s marketable securities is estimated based on quoted market prices for those investments.  The fair value of Qnetix, Inc. marketable securities based on the last market priced sale of shares at December 31, 2003 was $nil (2002 - $2,298).

The Company also held 225,000 shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at December 31, 2003. The fair value of Power Interactive Inc. marketable securities based on the last market priced sale of shares at December 31, 2003 was $6,750 (2002 - $6,750).

l.  Inventory

Inventory is carried at the lower of cost and net realizable value and include license fees carried per unit for 3rd party database engines embedded into the Company’s products, hardware and work-in-progress.

	2003	2002
License fees	$ 11,525	$ 10,661
Hardware	5,507	2,028
Work-in-progress	--	5,071
	$ 17,032	$ 17,760

m.  Advances

Advances were to an unrelated company in the Internet travel business for which shares of the unrelated company were to be issued for consideration.  The Company has advanced no funds since August of 2001.  In light of the lack of progress concerning collection of or realization of this advance and the fact that the unrelated company has experienced difficulties in developing its business, management elected to write off this advance in 2002.

n. Property and Equipment

Property and equipment are carried at cost less accumulated amortization.  Amortization is provided for using the following methods and annual rates (one-half the normal amortization is provided for in the year of acquisition):

Furniture and fixtures

-

20% declining

Computer hardware

-

30% declining

Computer software

-

30% declining

o. Related Party Transactions

Amounts Due to a Related Party consist of $973,260 (2002 - $439,501) due to Rhonda Corporation, a party related by virtue of being a significant shareholder of the Company, and $38,059 (2002- $47,242) due to directors and officers of the Company.  These amounts consist of unsecured notes payable bearing an interest rate of 5% per annum and are due one year from the date of each note; due dates commence December 31, 2003 with the last note due on December 31, 2004.  On December 9, 2002, Rhonda Corporation elected to reduce the debt owed to it by the Company by accepting a private placement of 700,000 units for the amount of $455,000.  Each unit consists of 1 common share and 1 warrant.

During the year ended 2003, the Company paid $25,698 (2002 - $38,849) in consulting fees to directors of the Company.  During the year ended December 31, 2003, management fees of $nil (2002 - $25,575) were paid to Rhonda Corporation.  These transactions were recorded at the exchange amount being the consideration agreed upon by the related parties.

p.  Warranty Costs

Sales occurring in 2003 and 2002 were related to services and proprietary software.  Customers are required to independently determine that the proprietary software meets its needs and that they will not rely on representations made by the Company as to the suitability of the proprietary software for any particular purpose.  Deals involving equipment carry the manufacturer warranty only.  Accordingly, there is no warranty cost expense or accrual.

q.  Cost-sharing Agreement

The Company’s operations are paid for and maintained under a written cost-sharing agreement with Rhonda Corporation, a related party by virtue of being the controlling shareholder and having common management.  The Company will reimburse the related party for 50% of certain administrative expenses.  The remuneration will be reviewed every 3 months based on the level of activity of the Company.  The audit committee of the Company must approve any adjustments recommended prior to final agreement with Rhonda Corporation.

r. Software Development Costs

SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued in March 1998.  The Company follows SOP 98-1 in connection with its computer software acquired for internal use.  SOP 98-1 requires all costs related to the acquisition and development of internal use software other than those incurred during the application development stage to be expensed as incurred.  Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software (Note 4).

The Company follows the provisions of SFAS No. 2 in recording research and development expenses related to their online services.  Under SFAS No. 2, all such expenses are charged to the Statement of Operations as incurred.  In accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs incurred in the research and development of products containing the Company’s software development costs incurred in the development of software are expensed as incurred until technological feasibility in the form of a working model has been established and after the product is available for general release to the customer.  No costs have been capitalized during the years ended December 31, 2003 and 2002 as the Company has not reached technological feasibility on such software.

s. Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company’s only items of comprehensive loss are cumulative translation adjustments.

t.  Stock-based Compensation

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

The Company does not plan to adopt the fair value based method of accounting for stock-based compensation to employees.  Had full compensation cost for the Company’s stock options issued to employees, directors and officers been recorded using the fair value based method related pro-forma information required under SFAS No. 123 would have been as follows:

For the year ended December 31,	2003	2002
Reported net loss	$(2,535,890)	$(1,242,307)
Add: stock-based compensation expense included in reported net loss	656,588	18,092
Deduct: total stock-based compensation expense determined under the fair value based method	(469,894)	(119,608)
Proforma net loss	$(2,349,196)	$(1,343,823)
Reported loss per share, basic and diluted	$(0.10)	$(0.06)
Proforma net loss per share, basic and diluted	$(0.10)	$(0.06)

For the proforma disclosures, fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: No dividends have been issued.  The US treasury rate for the period equal to the expected life of the options, (3.0%) (2002 – 5.0%) was used as the risk-free rate.  The volatility used was 181% (2002 – 110%) based on historical price per share of shares sold.  The value is also recognized over the vesting terms of the options which is the expected life of 5 years.

u.  Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" which was amended in December 2003 to become FIN No, 46R.  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46R for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46R is applicable immediately. FIN No. 46R also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

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

The implementation of these new standards did not have a material effect on the Company’s consolidated financial statements.

v.  Comparative Figures

Certain comparative figures have been restated to conform to the current year’s presentation.

w.  Advertising and Promotion

The Company limited its advertising and promotion to attendance at trade shows, costs were included in General and Administrative expenses.  Additional promotion of products is through direct contact by sales staff.

x.  Redeemable preferred shares of subsidiary

The Company’s subsidiary, Carmina Canada Inc., issued 325,000 fully paid and non-assessable Series “A” Redeemable Convertible Preferred Shares in exchange for all the issued shares of Carmina Development Corporation, a Company whose only assets are the MLS Pantheon and MLS Minerva software licenses.  These shares are redeemable at the option of the holder at a price of CDN$1.00 per share or convertible into 325,000 common shares of Carmina Technologies Inc.

Emerging Issues Task Force (“EITF”)

 issue No. 00-27 requires the value of a beneficial conversion feature associated with convertible instruments to be recorded as a discount and to be amortized over the term of the related convertible instrument using the effective interest rate method. When a company issues a convertible instrument that is convertible into common stock the value of the beneficial conversion feature is computed by comparing the proceeds of the convertible instrument and the fair value at the commitment date of the common stock to be received by the holder upon conversion. Upon conversion of the underlying convertible instrument into common stock, the unamortized discount is recorded as interest expense.

For the Class A redeemable convertible preferred shares of the subsidiary issued during 2003, no beneficial conversion feature is recorded as the fair value of the common stock on the commitment date is less than the proceeds of the convertible instrument.

Furthermore, the carrying value of Class A preferred shares of the subsidiary redeemable upon the option of the holder should reflect the redemption value of the shares at the end of the period.  Accordingly, $250,675 (CDN $325,000) was recorded as a liability on the Consolidated Balance Sheet as at December 31, 2003.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the satisfaction of assets and liquidation of liabilities and commitments in the normal course of business.  The Company incurred an operating loss of $2,535,890 for the year ended December 31, 2003, has an accumulated deficit of $6,211,226, has negative working capital of $1,923,510 and has insufficient revenues to cover its operating costs.  Management’s plans to continue as a going concern for the next twelve months include (1) the acquisition of Advanced Integrated Management Services, Inc. (AIMS) and the divestiture of CCI and its affiliates, (2) raising $3,000,000 of additional capital through sales of common stock.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - BUSINESS COMBINATION

Effective October 1, 2002, the Company acquired all the issued shares of WorldWide Online Corp. (WWO), from WorldWide Data Inc, for a consideration of 650,000 restricted shares of the Company valued at $357,500.  The amount of consideration was arrived at in an arm’s length negotiation with the vendor and the price per share was based on the most recent sale price of the Company’s stock on the OTCBB prior to signing the letter of intent on August 26, 2002.  An additional 350,000 shares were delivered subsequent to December 31, 2003 as WWO achieved the specific targets; gross revenue, gross margin and earnings before income tax, depreciation and amortization (EBITDA) targets during the twelve month period ending December 31, 2003 and the value of consideration was determined to be $80,500, based on the fair value of the Company’s common stock on the date that WWO achieved the specific targets.  This amount was recorded as an addition to goodwill.

The operations of WWO have been included in the Company’s consolidated financial statements for the period from October 1, 2002 (acquisition date) to December 21, 2003.  The acquisition of

WWO has been accounted for by the purchase method, with the Company being the acquirer, based on the fair values of the assets or liabilities acquired, as follows:

	Book Value	Fair Value	Discrepancy
Current assets	$107,215	$107,215	$--
Current liabilities	(296,351)	(296,351)	--
Negative working capital	(191,136)	(191,136)	--
Fixed assets	55,753	55,753	--
Long-term portion of capital lease obligations	(2,182)	(2,182)
Goodwill	--	495,065	(495,065)
Net assets acquired	$(137,565)	$357,500	$(495,065)
Purchase price attributed to the shares acquired	$357,500	$357,500

Unaudited proforma results had the acquisition occurred at January 1, 2002 are as follows:

For the year ended December 31, 2002 (unaudited)
Revenues	$804,844
Net loss for the year	$(1,283,003)
Net loss per share	$(0.06)

Audited financial statements for the nine-months ended December 31, 2002 for WorldWide Online Corp, follow the Notes to the Consolidated Financial Statements.

The goodwill resulting from this acquisition has no tax consequences, as the amount is not deductible for tax purposes.

The balance of goodwill as at December 31, 2003 is as follows:

From acquisition	$495,065
Accrued issuance of additional shares	80,500
Balance as at December 31, 2003	$575,565

NOTE 4 - PROPERTY AND EQUIPMENT

	2003	2002
Computer hardware	$127,343	$82,578
Computer software	24,452	22,280
Office furniture & fixtures	35,264	9,241
	187,059	114,099
Less accumulated depreciation	(59,985)	(19,068)
	$127,074	$95,031

NOTE 5 - CAPITAL LEASES

The Company has four lease agreements for the purchase of operating equipment.  The following is a schedule of the aggregate future lease payments under the terms of the leases:

Period ended:	Amount
December 31, 2004	$25,014
December 31, 2005	$14,394
December 31, 2006	$2,937

NOTE 6 - WARRANTS AND OPTIONS

a.  Warrants

A summary of the status of the Company’s warrants and changes during the twelve months ending December 31, 2003 and 2002 are presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2002	1,000,000	$ 1.00
Expired	(1,000,000)	1.00
Granted	700,000	1.00
Outstanding, December 31, 2002	700,000	1.00
Granted	75,000	3.18
Outstanding, December 31, 2003	775,000	1.21
Exercisable, December 31, 2003	775,000	$ 1.21

The warrants outstanding at period end include 700,000 that were issued to a party related by virtue of being the major stockholder in conjunction with the 700,000 common shares issued on December 9, 2002 for the settlement of debt and 75,000 warrants issued to non-employees of the Company for financial consulting services on May 13, 2003.  The 75,000 warrants outstanding are exercisable for one common share at an exercise price of $3.18 per warrant until May 13, 2006 (Note 7 (g)).  The fair value of each warrant was $0.76 and was calculated using the following assumptions: No dividends.  The expected life of the warrants is 3 years.  The US treasury rate for the period equal to the expected life of the warrants 1.86% was used as the risk-

free rate.  The volatility used was 110% based on historical price per share of shares sold. The fair value of the warrants was $57,327, determined using the Black Scholes option pricing model using the assumptions above.  This expense is being amortized over the service period.

The warrants that are vested at December 31, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
Range - $1.00	700,000	$ 1.00	0.94 years	700,000	$ 1.00
Range - $3.18	75,000	3.18	2.37 years	75,000	3.18
	775,000	$ 1.21		775,000	$ 1.21

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

Employees

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans.  Under APB Opinion No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.  Such compensation is recognized on a straight-line basis over the vesting periods of the respective options.  By virtue of the exercise of options previously granted under the original Plan on a cashless basis on March 3, 2003, the options previously granted to employees were being accounted for prospectively as variable (Note 1 (t)).

A summary of the status of the Company’s options accounted for under APB No. 25 and changes during the years ending December 31, 2003 and 2002  (including the cancellation of options under the old Plan and reissuance under the 2003 Plan) is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2002	560,000	$0.10
Granted	1,010,000	0.57	$0.55
Exercised	(80,000)	0.10
Outstanding, December 31, 2002	1,490,000	$0.42
Granted	200,000	1.50	$0.94
Exercised	(505,000)	0.12
Cancelled on termination of Old Plan	(1,185,000)	0.58
Granted under 2003 Plan	1,395,000	0.58	$0.65
Cancelled	(10,000)	0.60
Outstanding, December 31, 2003	1,385,000	$0.56
Exercisable, December 31, 2003	480,000	$0.56
Exercisable, December 31, 2002	410,000	$0.22

Options accounted for in accordance with APB No. 25 as at December 31, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
Range - $0.55	985,000	$0.55	3.48 years	380,000	$0.55
Range - $0.60	400,000	$0.60	4.48 years	100,000	$0.60
	1,385,000	$0.56		480,000	$0.56

In 2003, compensation expense of $656,588 (2002  - $18,092) was recognized in respect of exercised and unexercised options to employees under the old Plan, calculated using variable accounting.  Of this amount, $361,750 (2002 - $nil) was recognized in respect of options exercised by employees on a cashless basis (Note 7 (c) and (h)).

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

A summary of the status of the Company’s options accounted for under SFAS No. 123 and changes during the years ending December 31, 2003 and 2002  (including the cancellation of options under the old Plan and reissuance under the 2003 Plan) are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2002	1,215,000	$ 0.25
Cancelled/expired	(45,000)	0.10
Outstanding, December 31, 2002	1,170,000	0.32
Granted	800,000	1.25	$ 0.58
Exercised	(520,700)	0.10
Cancelled on termination of Old Plan	(1,449,300)	0.91
Granted under 2003 Plan	1,749,300	0.86	$0.69
Cancelled	(1,649,300)	0.88
Outstanding, December 31, 2003	100,000	$ 0.60
Exercisable, December 31, 2003	75,000	$ 0.60
Exercisable, December 31, 2002	715,000	$ 0.31

Options accounted for under SFAS No. 123 as at December 31, 2003 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
Range - $0.60	100,000	$ 0.60	4.71 years	75,000	$ 0.60
	100,000	$ 0.60		75,000	$ 0.60

Compensation expense of $396,616 (2002 - $122,137) has been recognized in respect of options granted in the current and prior periods, under SFAS 123 based on the value attributable to these options as described above.  The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions for options vesting in the period and those still unvested at December 31, 2003: No dividends.  The US treasury rate for the period equal to the expected life of the options 2.36% (2002 – 5.00%) was used as the risk-free rate.  The volatility used was 181% (2002 – 1%) The value is being recognized over the vesting terms of the options.  On September 16, 2003, 1,449,300 options were granted under the 2003 Plan to replace the same number of options cancelled upon termination of the original Plan.  There were no modifications to the terms of the options originally granted except to remove certain provisions with respect to cashless exercise.  Therefore, no additional compensation expense was recorded as a result of the cancellation and reissuance of the stock options.

NOTE 7 - COMMON STOCK

During the year ended December 31, 2003 and 2002 common stock of the Company was issued:

a) On February 28, 2003, a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash proceeds of $4,000.

b) On March 3, 2003, a director and officer of the Company exercised 40,000 options at $0.10 per share for total cash proceeds of $4,000.

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

As a result of the cashless exercise, variable accounting was used to calculate compensation expenses for options granted to employees.  Under variable accounting, stock option compensation for options to employees was remeasured quarterly until such options were exercised, forfeited or expired.  On March 3, 2003, $348,000 was recognized as additional compensation expense for 240,000 options of the 710,500 options exercised by directors on a cashless basis.

d) On April 1, 2003, a consultant of the Company exercised 700 options at $0.50 per share for total cash of $350.

e) On April 9, 2003, a director of the Company exercised 160,000 options at $0.10 per share for cash of $16,000.

f) On May 5, 2003 the Company issued 100,000 restricted shares to an officer of WorldWide Online in recognition of his contributions and to provide inducement to continue to serve as an officer of WWO.  These shares were expensed at $0.78 per share, being the quoted market value of the Company’s common stock on that date.

g) On May 13, 2003, the Company issued 75,000 restricted shares and warrants to a non- employee of the Company in consideration for financial consulting services for a one year period.  These shares were recorded at $1.60 per share, being quoted market value of the Company’s common stock on that date for a total of $120,000.  The warrants are exercisable immediately at $3.18 per share and expire on May 13, 2006.  The fair value of the warrants totaling $57,327 was calculated based on an option pricing model.  Compensation expenses relating to the issuance totaling $177,327 was recognized and is being amortized over the service period.  As at Decemerb 31, 2003, $66,489 (2002 - $Nil) was recorded as prepaid expenses on the consolidated balance sheet and $110,838 (2002 - $Nil) was amortized as consulting fees for the year ended December 31, 2003.

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

i)  The Company accrued for 350,000 shares with respect to the purchase of WWO.  The shares were issued March 23, 2004 at a deemed value of $80,500.

j) During 2002 the Company reached a settlement with the owners of Libaric Inspection Technologies Inc.  Under the settlement the owners of Libaric agreed to accept 20,000 shares of the Company and are relieved from fulfilling some of its undertakings.  APM remains a wholly owned subsidiary of the Company.  These shares were recorded as an exchange for software (Note 4) at $0.70 per share, being the quoted market value of the Company’s common stock around the agreement date of July 5, 2002.

k) On July 5, 2002, the Company also issued 100,000 shares as a signing bonus to an officer of the Company on renewal of his contract as Vice-President of APM.  These shares were expensed at $0.70 per share, being the quoted market value of the Company’s common stock around the agreement date. .  As a further incentive, the individual can earn another 100,000 shares of the Company upon APM achieving a gross profit of any kind over a three month period to be valued at the current market at the time.  As there has been no gross profit in APM as at December 31, 2003 and 2002, no shares have been issued.

l) On October 31, 2002, a director and officer of the Company exercised 40,000 options at $0.10 per share for cash of $4,000

m) On November 15, 2002, an officer of the Company exercised 40,000 options at $0.10 per share for cash of $4,000

n) on October 15, 2002 and effective October 1, 2002, the Company issued 650,000 restricted shares of the Company valued at $357,500 based on market priced sale of shares of $0.55 to acquire all the issued shares of WorldWide Online Corp. (WWO).  WWO is a Toronto-based, Managed Service Provider offering business-to-business solutions for Canada, the USA and Europe.  WWO’s customer base and product roster will be added to that of APM, with WWO providing the operational services and support and APM providing sales and marketing for the combined business.

o) on December 9, 2002, the Company entered into an agreement to complete a placement of 700,000 units to a related company (the controlling shareholder) for settlement of debt in the amount of $455,000.  Each unit consisted of 1 share and 1 warrant exercisable into common shares at $1 per share until expiry in December 2004. The value assigned to the common stock was based upon the quoted market price of the Company’s common stock around the agreement date totaling $455,000.  The warrants were valued at $223,000 using the Black-Scholes option pricing model (Note 6 (a)).  The settlement resulted in a loss of $223,000 being recognized in the 2002 Consolidated Statements of Operations.  The warrants were issued in December 2002, but the share certificate was issued subsequent to December 31, 2002.  These consolidated financial statements reflect the shares as issued at December 31, 2002 as the debt between the parties was extinguished as of December 9, 2002.

Amounts recorded in respect of the above common shares issued were based on the trading price of the Company’s common shares around the respective agreement dates.  Unless otherwise noted, the common shares are non-forfeitable and fully vested on the issuance date.

NOTE 8 – PROVISION FOR TAXES

At December 31, 2003, the Company had net operating loss carry forwards of approximately $4,360,000 (2002- $2,929,000) that may be offset against future taxable income through 2022.  No tax benefit has been reported in the consolidated financial statements, because the Company believes it is more likely than not that the carry forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.  The Company evaluates its valuation allowance requirements based on projected future operations when circumstances change and which may cause a change in managements’ judgement about the recoverability of deferred tax assets.  The impact of any change would be reflected in current income.

The components of deferred taxes are as follows:

As at December 31,	2003	2002
DEFERRED TAX ASSET:
Unused tax losses carry forward	$1,554,000	$1,095,000
Fixed assets	33,000	19,000
Unrealized losses	264,000	263,000
NET DEFERRED TAX ASSET	1,851,000	1,377,000
Valuation allowance	(1,851,000)	(1,377,000)
	$-	$--

During 2002, the Company purchased WWO and, accordingly, acquired WWO’s accumulated tax loss carry-forwards and fixed assets, to which temporary differences exist.  If and when the benefits are realized, the benefit will be recorded as a reduction to goodwill.  A valuation allowance of $60,000 has been provided in 2002 against the WWO deferred tax assets acquired.

The provision for income taxes differs from the amount estimated using the United States federal statutory income tax rate as follows:

STATUTORY TAX RATE	34%	34%
Income taxes at statutory rate	(862,000)	(422,000)
Differential on income earned in foreign jurisdiction	(20,000)	(20,000)
Effect of decrease in deferred tax rate	40,000	-
Permanent difference	368,000
Change in valuation allowance	$474,000	$442,000

NOTE 9 - MANAGEMENT FEES

The Company has three (2002 - four) officers, which contribute about one half of their time to the Company.  Although no cash was paid for their services, the value of their services is estimated at $40,000 per year for each officer.  For the year ended December 31, 2003 the Company expensed $120,000 (2002 - $120,000) as management fees and showed the amount as services contributed to the Company on the Consolidated Statement of Stockholders’ Equity.  The balance of the management fees, for the year ended December 31, 2003, of $nil (2002 - $25,575) was paid to Rhonda Corporation.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the year-end, the Company issued 100,000 shares in settlement of the termination of an employee of the Company effective March 23, 2004 with a deemed value of $15,000.

In early April 2004 management received a proposal from Advanced Integrated Management Services, Inc. (AIMS) which resulted in the Share Exchange and Acquisition Agreement being reached in May 2004 providing for the Company’s acquisition of AIMS in exchange for restricted shares of the Company.  AIMS is a minority owned Tennessee Corporation founded in 1994 with Corporate Headquarters in Oakridge Tennessee, a Western Regional Office in Denver Colorado and Project Offices in New Orleans, Louisiana and Paducah, Kentucky.  AIMS provides nuclear and environmental services, engineering and construction services, and information technology and media services.

In May 2004 the Board of Directors approved the aforementioned Share Exchange and Acquisition Agreement.  As a requirement of the agreement the Company must divest itself of its existing business.  The Company will therefore transfer all its assets and liabilities, except for $130,000 in notes payable, to CT Holdings Inc. (“CT Holdings”), a newly incorporated company in Utah, in exchange for 25,056,000 common shares of CT Holdings.  The existing stockholders of the Company will then receive, as a partial liquidating dividend, one common share of CT Holdings for each common share they hold in the Company.  The Company will then reverse split its stock 1 share for 200 shares and change the name of the Company to Advanced Integrated Management Services, Inc.  As a result of the reverse stock split, the Company will have 125,280 post-split common shares issued and outstanding.  The Company has also agreed to issue 500,000 post split shares on conversion of $50,000 of the $130,000 notes payable remaining in the Company after the transfer of the Company’s assets and liabilities to CT Holdings, 1,800,000 shares as settlement of debt owed by the Company to Rhonda Corporation and 100,000 shares to a consultant for services.  The shares issued to Rhonda Corporation are unrestricted and may not be transferred to more than 5 individuals.  Finally, the Company will issue 8,640,000  post-split common shares to the stockholders of AIMS in exchange for a 100% interest in AIMS.  The acquisition will be accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of AIMS will control 80% of the Company’s common stock immediately upon conclusion of the transaction.

Stockholders’ written consent to the necessary amendments to the Articles of Incorporation has been obtained from Stockholders owning 62% of the currently issued shares.

NOTE 11 - STATEMENT OF CASH FLOWS

For the year ended December 31,	2003	2002
CASH PAID FOR:
Interest	$--	$--
Income taxes	$--	$--

NON-CASH OPERATING ACTIVITIES
Compensation expense	$1,053,204	$140,229

NON-CASH FINANCING ACTIVITIES
Exchange of payables for securities	$--	$455,000
Common stock issued for assets	$--	$357,500
Common stock issued in settlement agreement	$--	$14,000
Common stock issued for services	$188,838	$70,000
Services contributed by officers of the Company	$120,000	$120,000
Capital leases	$54,544	$-

NON-CASH INVESTING ACTIVITIES
Unrealized loss on securities	$2,298	$51,809
Loss on settlement of debt	$--	$223,000
Writedown of advances	$--	$213,461

NOTE 12 - SEGMENTED INFORMATION

Operating Segment:

The Company has 2 operating segments, WWO and APM.

December 31, 2002	APM	WWO	Corporate	Total
Revenues	$33,107	$141,537	$--	$174,644
Depreciation	12,905	5,446	322	18,673
Interest expense	--	361	2,747	3,108
Segment loss	332,182	18,788	891,337	1,242,307
Capital expenditures	18,556	387	--	18,943
Segment assets	107,035	97,357	517,044	721,436
December 31, 2003	APM	WWO	Corporate	Total
Revenues	$15,735	$831,586	$--	$847,321
Depreciation	18,679	21,377	1,977	42,033
Interest expense	--	10,356	3,538	13,894
Segment loss	539,126	118,401	1,878,363	2,535,890
Capital expenditures	15,903	8,051	--	23,954
Segment assets	91,006	181,786	673,778	946,570

Substantially all of the Company’s sales are to customers based in Canada.  All of the Company’s fixed assets are located in Canada.

Major Customers

75% of sales in 2003 (2002 – 61%) were made up of sales to two customers, individually representing 75% (2002 – 45%) and nil% (2002 – 16%) of sales for 2003.

NOTE 13 – CONTIGENCIES AND COMMITMENTS

On April 2, 2004, Multi Level Solutions Inc. served Carmina Canada Inc. (“CCI”) and Carmina Technologies Inc. (the “Company”) with a statement of claim in the Court of Queen’s Bench of Alberta. Judicial District of Calgary, Alberta, Canada, with respect to the Company’s contractual obligation to redeem the Class A retractable convertible preferred shares of CCI which was issued to Multi Level Solutions Inc. in exchange for the acquisition of Carmina Development Corporation, whose only asset was a software development license.   The plaintiff is claiming CDN$141,250 plus interest and costs of the action.  The Company has filed a statement of defense and counterclaim with respect to this action.

On April 2, 2004, Multi Level Solutions Inc. served Carmina Development Corporation (a wholly owned subsidiary of Carmina Canada Inc.) a statement of claim in the Ontario Superior Court of Justice with respect to collection of fees for the provision of basic support services in accordance with certain license agreements entered into between Multi Level Solutions Inc. and the Company.   The plaintiff is claiming CDN$23,000 plus interest and costs of the action.  The Company has filed a statement of defense and counterclaim with respect to this action.

On March 5, 2004, Amin Ramji (a former employee of WorldWide Online Corp.) served WorldWide Online Corp. and Carmina Technologies Inc. with a statement of claim in the Ontario Superior Court of Justice with respect to severance pay.  A settlement agreement has been reached whereby the plaintiff will be paid CDN$28,208 as full settlement of the claim.

The amount and likelihood of loss for the above noted legal claims, if any, is not presently determinable.

In additional to the capital leases commitments, the Company entered into a lease agreement for its’ premises, which expires on August 31, 2005.  Minimum annual lease payments for the remaining term of the lease are as follows:

Period ended:	Amount
December 31, 2004	$31,891
December 31, 2005	$21,260

During the year ended December 31, 2003, the Company expensed approximately $42,748 (2002 - $40,673) in rent.

WorldWide Online Corp.

Financial Statements

For the nine month period ended September 30, 2002

Contents

Auditors’ Report

47

Comments by Auditors for US Readers

On Canada - US Reporting Differences

48

Financial statements

Balance Sheet

49

Statement of Operations

50

Statement Cash Flows

51

Statement of Comprehensive Loss

52

Statement of Capital Deficit

53

Notes to Financial Statements

54 - 61

Auditors' Report

To the Directors of

WorldWide Online Corp.

We have audited the balance sheets of WorldWide Online Corp. as at September 30, 2002 and the statements of operations, cash flows, comprehensive loss, and capital deficit for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall non-consolidated financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2002 and the results of its operations and its cash flows for the nine-month period ended September 30, 2002 in accordance with United States generally accepted accounting principles.

/s/ BDO Dunwoody LLP

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

/s/ BDO Dunwoody LLP

Chartered Accountants

Calgary, Alberta

April 25, 2003

WorldWide Online Corp.

  Balance Sheets

(Stated in United States Dollars)

As at September 30, 2002 (1)
Assets
Current
Cash and term deposits	$ 69,942
Accounts receivable (net of allowance of $7,636)	20,103
Prepaid expenses	15,170
105,215

Fixed assets (Note 3)	55,753

$ 160,968

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$ 267,051
Deferred revenue	24,693
Current portion of capital lease (Note 4)	4,607
296,351

Long term portion of capital lease obligation (Note 4)	2,182
298,533

Capital Deficit
Capital stock Unlimited number of common shares authorized, no par value, 1,764,706 common shares issued	182,039
Additional paid in capital (Note 9)	811,241
Accumulated other comprehensive income -Foreign exchange gains	33,697
Accumulated deficit	(1,164,542)
(137,565)

$ 160,968

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

WorldWide Online Corp.

Statements of Operations

(Stated in United States Dollars)

For the nine month period ended September 30, 2002 (1)

Revenues
Hosting and access	$ 117,733
Consulting	333,686
Hardware sales	176,781
$ 628,200

Cost of Revenues
Hosting and access	41,037
Consulting	141,934
Hardware	151,498
Cost of Revenues	334,469
Gross Profit	293,731

Expenses
Depreciation	10,750
General and administrative	322,229
Interest on capital lease	2,403
335,382

Loss from operations	(41,651)

Other
Interest income	955
955

Net loss for the period	$ (40,696)

Loss per share - basic	$ (0.02)

Weighted average number of shares outstanding	1,764,706

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

WorldWide Online Corp.

Statements of Cash Flows

(Stated in United States Dollars)

For the nine month period ended September 30, 2002(1)

Cash flows from operating activities
Net loss for the period	$ (40,696)
Adjustments to reconcile net loss for the period to cash provided by (used in) operating activities:
Depreciation	10,750

Changes in assets and liabilities:
Accounts receivable	31,799
Prepaid expenses	(6,154)
Accounts payable	(62,414)
Deferred revenue	(7,379)
(74,094)

Cash flows from financing activities
Repayment of principle portion of capital lease	(2,429)

Cash flows from investing activity
Proceeds on disposal of fixed assets	--
Acquisition of fixed assets	(12,909)
(12,909)

Effect of currency fluctuation on cash	(2,480)

Increase (decrease) in cash and term deposits	(91,912)

Cash and term deposits, beginning of period	161,854

Cash and term deposits, end of period	$ 69,942

See Note 7 for supplementary cash flow information.

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

WorldWide Online Corp.

Statements of Comprehensive Loss

(Stated in United States Dollars)

For the nine month period ended September 30, 2002 (1)

Net loss for the period	$ (40,696)

Other comprehensive income (loss)
Cumulative translation adjustment	(2,480)

Comprehensive loss	$ (43,176)

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

WorldWide Online Corp.

Statements of Capital Deficit

(Stated in United States Dollars)

	No. of Shares	$ Amount	Additional Paid-in Capital	Accum. Other Comp. Income	Accumulated Deficit	Total Capital Deficit

Balance, December 31, 2000	1,764,706	$ 182,039	$ --	$ (1,596)	$ (944,616)	$ (764,173)

Forgiveness of debt (Note 9)	--	--	811,241	--	--	811,241
Cumulative translation adjustment	--	--	--	37,773	--	37,773
Net loss for the year ended December 31, 2001	--	--	--	--	(179,230)	(179,230)
Balance, December 31, 2001	1,764,706	182,039	811,241	36,177	(1,123,846)	(94,389)

Cumulative translation adjustment	--	--	--	(2,480)	--	(2,480)
Net loss for the period ended September 30, 2002	--	--	--	--	(40,696)	(40,696)

Balance, September 30, 2002 (1)	1,764,706	$ 182,039	$ 811,241	$ 33,697	$(1,164,542)	$ (137,565)

(1) Acquired by Carmina Technologies Inc. on October 1, 2002 (Note 10).

The accompanying notes are an integral part of these financial statements.

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002

1.  Organization and Nature of Operations

The Company was incorporated on August 16, 1995 in Ontario, Canada and is a Toronto-based, Managed Service Provider offering business-to-business solutions for clients in Canada, the USA and Europe.  Supported by a team of seven design and development professionals, the Company hosts, manages and builds corporate solutions covering a wide range including web hosting, application development, e-commerce infrastructures, knowledge management and business process improvement complemented by a suite of internet working solutions involving design, implementation and management of client networks.  On September 30, 2002, the Company’s stockholders completed a share exchange agreement with Carmina Technologies, Inc. (“Carmina”), a Utah incorporated company whose shares are publicly traded on the National Association of Securities Dealers Over the Counter Bulletin Board in the United States.  Subsequent to September 30, 2002, the Company is a wholly owned subsidiary of Carmina Technologies Inc., (Note 10).  The Company has selected December 31 as its fiscal year end.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred recurring operating losses resulting in an accumulated deficit of $1,164,542 at September 30, 2002 and has a working capital deficit of $191,136 at September 30, 2002.  Management’s plans to continue as a going concern include increased operating cash flow from growth of its revenues supplemented by cash injections to cover any shortfalls from its new parent company, Carmina (Note 10).  Carmina plans to raise a minimum of $600,000 via equity issuances in 2003 to cover cash shortfalls in the new consolidated group.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  These conditions lead there to be substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The financial statements have, in management’s opinion, been properly prepared using careful judgement with reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002

2.  Summary of Significant Accounting Policies - continued

(a)

Fixed assets

Fixed assets are recorded at cost. Depreciation is provided at rates calculated to write off the assets over their estimated useful lives as follows:

Computer equipment

30%

Declining-balance basis

Furniture and fixtures

20%

Declining-balance basis

b)

Foreign exchange

The Company’s functional currency is the Canadian dollar.  Assets and liabilities of the Company are translated at the exchange rate in effect at each period end.  Revenue and expense accounts are translated at the average rate of exchange prevailing during the period.  Translation gains or losses are included in other comprehensive income in these financial statements.

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

(k)

Allowance for doubtful accounts

The Company’s accounts receivable are shown net of an allowance for doubtful accounts of $7,636 at September 30, 2002.  Accounts receivable are reviewed for collectibility on an account by account basis with any provision set up based on considerations including economic indicators.

(l)

Software development costs

SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” was issued in March 1998.  SOP 98-1 requires all costs related to the development of internal use software other than those incurring during the application development stage to be expensed as incurred.  Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. To date, no costs have met the criteria for capitalization.

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002

2.  Summary of Significant Accounting Policies - continued

(m)New accounting pronouncements

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3.  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognizing the liability at the date or an entity’s commitment to an exit plan as defined in Issue 94-3.  FAS 146 establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002, with earlier application encouraged.  Upon adoption, management does not expect any impact to its financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,  which addressed the accounting for and disclosure of guarantees.  Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee.  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities crated prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.  The implementation of this new standard is not expected to have a material effect on the Company’s financial statements.

3.  Fixed Assets

2002

Computer equipment	$ 210,039
Furniture and fixtures	27,340
237,379
Less accumulated depreciation	(181,626)
$ 55,753

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002

4.  Obligations under Capital Lease

The lease has an implicit rates of interest of 18.819%.  The following is a schedule of the aggregate future minimum lease payments under the terms of the capital lease:

2002
2002	$ 1,352
2003	5,522
2004	920
Total minimum lease payments	7,794
Less interest at 18.819%	(1,005)
Obligations under capital leases	6,789
Less current portion	(4,607)
$ 2,182

5.  Options and Warrants

No options or warrants to purchase shares of the Company’s common stock were issued during the periods covered by these financial statements.

6.  Income Taxes

2002
Canadian Statutory small business tax rate	20%

Income taxes at the statutory rate	$ (8,100)
Other permanent differences	527
Forgiveness of debt	--
Change in valuation allowance	7,573
$ --

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002

6.  Income Taxes - continued

At September 30, 2002, the Company had net operating loss carry forwards of approximately $204,000 that may offset against future taxable income through to 2009.  The tax benefit has not been reported in the financial statements as the Company believes it is more likely than not that the carry forwards will not be utilized.  The Company will evaluate for a valuation allowance based on projected future operations.  When circumstances change and this causes a change in management’s judgement about the recoverability of the deferred tax asset, the impact of the change is reflected in current income.

Principal components of the net deferred tax asset are:

Deferred tax asset:	2002
Unused tax losses carryforward	$ 40,700
Fixed assets	19,163
59,863
Valuation allowance	(59,863)
Net deferred tax asset	$ --

Deferred taxes relating to tax loss carry forwards has been reduced by approximately $162,000 in respect of the recognition of the gain on forgiveness of debt recognized in 2002 for Canadian income tax purposes.  If and when the valuation allowance related to tax losses carried forward is reversed, the Company will recognize these amounts as direct charges to Additional Paid-In Capital.

7.

Statement of Cash Flows

(a)

Interest paid

2002
Interest paid	$ 3,437

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

During the nine month period ended September 30, 2002, the Company expensed approximately $56,000 in rent.

9.

Related Party Transactions

(a)

During the nine-month period ended September 30, 2002, the Company paid consulting fees to a company controlled by a director of the Company or his family in the amount of  $56,678 which have been recorded in general and administrative expenses.

(b)

At September 30, 2002, the amount due to a company controlled by a director of the Company or his family is $31,212 for consulting fees.  This amount is included in accounts payable.

(c)

At September 30, 2002, the amount due to a director of the Company was $nil for consulting fees.  This amount is included in accounts payable.

These transactions are in the normal course of operations and are measured at the exchange amount, the amount of consideration established and agreed to by the related parties.

WorldWide Online Corp.

Notes to Financial Statements

(Stated in United States Dollars)

As at September 30, 2002

10.  Acquisition of Company

On September 30, 2002, the Company’s stockholders closed a share exchange agreement with Carmina. Pursuant to the transaction, Carmina purchased 100% of the issued and outstanding shares of the Company from its stockholders through the issuance of 650,000 shares of Carmina with a fair value of $0.55 per share for total consideration of $357,500.  An additional 350,000 or 600,000 shares will be delivered to the Company’s stockholders by September 30, 2003 provided the Company achieves specific gross revenue, gross margin and earnings before income tax, depreciation and amortization (“EBITDA”) targets during the twelve month period ending August 31, 2003 and the value of consideration will be adjusted accordingly.  To obtain the maximum of 1,250,000 shares, the Company must achieve gross revenues of Cdn$1,400,00 (approximately $895,000), gross margins of Cdn$500,000 (approximately $320,000) and cumulative EBITDA of Cdn$60,000 (approximately $38,000) in the twelve month period.  Following the acquisition by Carmina, the Company is considered to be Carmina’s predecessor business.

11.  Segmented Information

Operating Segment:

The Company operates in the online services segment of which all decisions are made as one operational segment.

Geographic Segments

The Company has sales to customers located in Canada, the United States and in Europe.  Substantially, all of the Company’s sales are to customers based in Canada.  All of the Company’s fixed assets are located in Canada.

Major Customers

During the nine month period ended September 30, 2002, 51% of the revenue was earned from one customer. As at September 30, 2002, nil% of accounts receivable were outstanding from this customer.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer.  Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control during the year ended December 31, 2003.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

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

As at May 26, 2004, the Company’s directors and executive officers, their ages, positions held and duration each person has held that position are as follows:

Name and Position Held (1)	Age
John M. Alston (2) President and Director of the Company since 1999; CEO since 2000; Chairman from 2000 to 2002; prior to Chairman and Chief Executive Officer of Rhonda Corporation	76
Glen R. Alston (2) Treasurer and Chief Financial Officer of the Company since 2000; Director from 2000 to 2002; President, Secretary Treasurer and Chief Operating Officer of Rhonda Corporation, 1998 to present;	47
Robert d’Artois Vice-President of the Company since 2000; Director of the Company 2000 to 2002; prior thereto self-employed marketing consultant	58
Bernard Benning (3) Director of the Company since 2001; VP Corporate Development, Bow Valley College; Director of Rhonda Corporation	66
Richard M. Day (3) Director of the Company since 2000; Chairman since 2002; Secretary of the Company 1999-2001; Owner and Officer of American Registrar & Transfer Co.	61
Therese Johnson Corporate Secretary of the Company since 2002; prior thereto self-employed accounting consultant	36
Thomas W. Whittingham (3) Director of the Company since 2001; retired formerly Vice President, Westcoast Petroleum; Director Rhonda Corporation	75

(1)  Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.

(2)  Glen R. Alston is the son of John M. Alston.

(3)  Member of Audit Committee, Compensation Committee and Nominating Committee.

Business Experience

The following is a brief account of the education and business experience of each officer of the Company:

President & Chief Executive Officer:

John M. Alston resides in Calgary, Alberta, Canada.  Mr. Alston is a graduate of the University of N.B. with a B.Sc. in Arts.  He is a Professional Geologist registered with the Association of Professional Engineers, Geologists, and Geophysicists of Alberta (since 1966).  Since 1971, Mr. Alston has been the CEO of Hansa Corporation (formerly Savanna Resources Ltd.) and since 1992, of Rhonda Corporation, both junior mineral exploration companies listed on the TSX Venture Exchange.  In 1999 Mr. Alston oversaw the creation of Rhonda Networks Inc. (now Carmina Canada Inc.) as an affiliate of Rhonda Corporation to engage in the development and marketing of a server appliance.  Mr. Alston is a director of Rhonda Corporation and Hansa Corporation; public companies listed on the TSX Venture Exchange.

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

Vice-President:

Robert d’Artois resides in Calgary, Alberta, Canada.  In his capacity as financial consultant to Rhonda Corporation and Hansa Corporation, Mr. d’Artois has assisted the companies in raising capital.  Mr. d’Artois is Vice President of communications of Carmina.  Mr. d’Artois’ background includes many years as Owner/President of a Sales and Marketing consultancy to the broadcast and publishing industry in Canada and the United States, and attendance at St. Lawrence College in Quebec City.

Corporate Secretary:

Therese Johnson, CMA, resides in Okotoks, Alberta, Canada.  Ms. Johnson is a Certified Management Accountant and member of the Society of Management Accountants of Alberta.  Ms. Johnson is the accountant for Carmina and Rhonda Corporation and recently was appointed Corporate Secretary of Carmina.

Board of Directors’ Affiliations

The following affiliations exist between the Company directors:

Mr. Richard Day is the owner and Principal Officer of American Registrar & Transfer Co., which is the Company’s transfer agent.

Family Relationships

Other than Glen R. Alston being the son of John M. Alston, there are no other family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining,

barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert d’Artois	1 (1)	1 (1)	Nil
Richard Day	1 (1)	1 (1)	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

Code of Ethics

Effective March 31, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)  compliance with applicable governmental laws, rules and regulations;

(4)  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Carmina Technologies, Inc., 810,540 5th Avenue SW, Calgary, Alberta, T2P 0M2

Item 10. Executive Compensation.

No executive officers received total compensation in excess of $100,000 during the Company’s last three fiscal years.  John M. Alston, CEO of the Company did not receive any compensation during the last three fiscal years.

During the year ended December 31, 2003 we did not grant any stock options or stock appreciation rights to any of our directors or officers.

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

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarizes options and SARs exercised during 2003 and presents the value of unexercised options and SARs held by the named executives at fiscal year-end:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable (E) / Unexercisable (U)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable (E) / Unexercisable (U)
John M. Alston	40,000	58,000	0 E / 0 U	0 E / 0 U
Glen R. Alston	40,000	58,000	0 E / 0 U	0 E / 0 U

The options were exercised on March 3, 2003.  Closing bid price was $1.55 on March 3, 2003.

Directors Compensation

Directors receive no annual compensation and do not receive compensation for attendance at Board of Directors meetings or committee meetings.  All directors receive long-term compensation in the form of stock options.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

On May 26, 2004, there were issued and outstanding 25,056,000 shares of Common Stock.

Listed in the following table are the only beneficial owners as of May 26, 2004, of more than 5% of the Company’s outstanding Common Stock.  In addition, this table includes the outstanding voting securities beneficially owned by each of the executive officers listed in the Summary Compensation Table, and the number of shares owned by directors and executive officers as a group:

		Amount and Nature of Beneficial Ownership
Title of Class	Name of Beneficial Owner	Currently Owned (1)	Acquirable Within 60 days (2)	Percent of Class (3)
Common	Rhonda Corporation	9,000,000	-	36%
Common	John M. Alston (4)	5,501,500	-	22%
Common	Glen R. Alston	980,625	-	4%
Common	Robert d’Artois	604,800	-	2%
Common	Richard Day	410,000	-	2%
Common	Therese Johnson	700	-	<1%
Common	Bernard Benning	10,000	-	<1%
Common	Thomas W. Whittingham	0	-	<1%
Common	All Directors and Executive Officers as a Group (including John M. Alston, Glen R. Alston, Robert d’Artois, Richard Day, Therese Johnson, Bernard Benning and Thomas W. Whittingham )	16,507,625	-	66%

(1) In each case the beneficial owner has sole voting and investment power.

(2) Stock options and warrants exercisable within 60 days.

(3) Based on 25,056,000 shares of Common Stock outstanding May26, 2004 plus stock options exercisable within 60 days.

(4) Mr. John M. Alston is President and Chief Executive Officer and is the Chief Executive Officer of Rhonda Corporation.  Included in the shares listed in the table are 5,500,000 shares beneficially owned by the Dorian Trust, a charitable trust of which John M. Alston’s daughter, Yvonne Gillespie is the protector with power to appoint trustees and nominate beneficiaries.  Mr. Alston disclaims beneficial ownership of such shares.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	1,485,000	$ 0.57	1,515,000
Equity compensation plans not approved by security holders	775,000	$ 1.21	--
Total	2,260,000	$0.79	1,515,00

Item 12 – Certain Relationships and Related Transactions.

Mr. John M. Alston is a director and CEO of Rhonda Corporation, Mr. Glen R. Alston is a director and President of Rhonda Corporation and Mr. Robert d’Artois is Vice President of Investor Relations of Rhonda Corporation.  At December 31, 2003, Rhonda Corporation held 9,000,000 (December 31, 2002 - 9,000,000) common shares of the Company.

As reported in the Consolidated Financial Statements for December 31, 2003. Amounts Due to a Related Party consist of $973,260 (2002 - $439,501) due to Rhonda Corporation, and $38,059 (2002- $47,242) due to directors and officers of the Company.  On December 9, 2002, Rhonda Corporation elected to reduce the debt owed to it by the Company by accepting a private placement of 700,000 units for the amount of $455,000.  Each unit consists of 1 common share and 1 warrant.  These amounts are unsecured, non-interest bearing with no terms of repayment.

During the year ended December 31, 2002, the Company paid $38,849 in consulting fees to directors of the Company.  During the year ended December 31, 2003, management fees of $nil (2002 - $25,575) was paid to Rhonda Corporation

Item 13 – Exhibits and Reports on Form 8-K.

Exhibits

Exhibit Number and Exhibit Title

(3)

Articles of Incorporation and By-laws

3.1

Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3 of the report on Form 10-SB12G/A of file No. 1.000-30685.  (Note no By-Laws created)

(10)

Material Contracts

10.1

Agreement of Exchange (incorporated herein by reference to Exhibit 2 of the report on Form 10-SB12G/A filed 23 March 2001, file No. 1.000-30685)

10.2

Share Exchange & Acquisition Agreement dated 14th day of May, 2004.

(14)

Code of Ethics

14.1

Code of Business Conduct and Ethics

(21)

Subsidiaries of Carmina Technologies Inc.

Carmina Canada Inc. (Alberta)

Assured Performance Monitoring Inc. (CBCA)
World Wide Online Corporation (Alberta)

(23)

Consents of Experts & Counsel

23.1

Consent of Independent Auditor

(24)

Power of Attorney

24.1

Power of Attorney

(31)

Section 302 Certifications

31.1

Section 302 Certification of John M. Alston

31.2

Section 302 Certification of Glen R. Alston

(32)

Section 906 Certifications

32.1

Section 906 Certification

Reports on Form 8-K

On September 30, 2003 we issued a Current Report on Form 8-K attaching unaudited pro forma financial statements.

On October 22, 2003 we issued a Current Report on Form 8-K attaching a Report to Shareholders.

Item 14 – Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by BDO Dunwoody LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, 2003, June 30, 2003 and September 30, 2003 were $85,000.

Audit Related Fees

For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for assurance and related services by BDO Dunwoody LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $85,000.

Tax Fees

For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by BDO Dunwoody LLP for other non-audit professional services, other than those services listed above, totalled $Nil.

We do not use BDO Dunwoody LLP for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage BDO Dunwoody LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of Bernard Benning, Richard Day and John M. Alston); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors.  The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP's independence

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMINA TECHNOLOGIES INC.

By:  __/s/ John M. Alston____

Date: May 26, 2004

John M. Alston, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the date indicated.

Signature	Title	Date
_/s/ John M. Alston_______ John M. Alston	President, Chief Executive Officer and Director	May 26, 2004
_/s/ Glen R. Alston_______ Glen R. Alston	Treasurer, Chief Financial Officer, Principal Accounting Officer	May 26, 2004
_/s/ Robert d’Artois______ Robert d’Artois	Vice President	May 26, 2004

* John M. Alston

* Bernard Benning

* Richard Day

* Thomas W. Whittingham

* A majority of the Board of Directors

__/s/ Therese Johnson_______________

Therese Johnson, CMA, Attorney-in-fact

May 26, 2004