Form 10QSB
period 2004-03-31
CARMINA TECHNOLOGIES INC
filed 2004-07-22
CIK 1115054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2004

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

ISSUER IS A CORPORATION

Common stock, No par value - 25,056,000 shares issued and outstanding as of May 26, 2004.

Transitional Small Business Disclosure Format (Check One):

Yes [  ]     No [X]

Part I

Item 1.  Interim Financial Statements

CARMINA TECHNOLOGIES, INC.

AND SUBSIDIARIES

(in US Dollars)

(Unaudited)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

FINANCIAL STATEMENTS TABLE OF CONTENTS

Page

Consolidated Balance Sheets

3

Interim Consolidated Statements of Operations

4

Interim Consolidated Statements of Comprehensive Loss

5

Interim Consolidated Statements of Capital Deficit

6

Interim Consolidated Statements of Cash Flows

7

Notes to the Interim Consolidated Financial Statements

8-15

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in US Dollars)

As at	March 31, 2004 (unaudited)	December 31, 2003
CURRENT ASSETS
Cash	$10,123	$27,611
Accounts receivable (net of allowance of $4,815)	2,775	93,193
Other receivables	35,264	15,387
Prepaid expenses	24,778	83,958
Inventory	18,106	17,032
Marketable securities (Note 1(a))	225	6,750
Current assets held for sale (Note 5)	132,667	--
Total Current Assets	223,938	243,931

PROPERTY AND EQUIPMENT (net of accumulated depreciation)	53,129	127,074
Property and equipment held for sale (Note 5)	62,413	--
Goodwill (Note 5)	20,900	575,565
TOTAL ASSETS	$360,380	$946,570
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts payable	$333,606	$817,352
Due to related party (Note 1(b))	1,275,016	1,011,319
Accrued expenses	38,305	29,855
Current portion of capital lease	7,634	25,014
Deferred revenues	--	33,226
Redeemable preferred shares of a subsidiary	250,675	250,675
Current liabilities held for sale (Note 5)	496,658	--
Total Current Liabilities	2,401,894	2,167,441
Capital lease	846	17,331
Total Liabilities	2,402,740	2,184,772
CAPITAL DEFICIT
Common stock: 40,000,000 shares authorized no par value, 25,056,000 shares (December 31, 2003 - 24,606,000)	2,606,332	2,510,832
Additional paid-in capital	2,630,408	2,580,760
Shares to be issued (Note 6)	--	80,500
Accumulated other comprehensive loss -foreign exchange losses	(127,066)	(199,068)
Accumulated deficit	(7,152,034)	(6,211,226)
Total Capital Deficit	(2,042,360)	(1,238,202)
TOTAL LIABILITIES & CAPITAL DEFICIT	$360,380	$946,570

See accompanying notes to the interim consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(in US Dollars)

(unaudited)

	For the three months ended March 31st
	2004	2003
REVENUES
Consulting	$9,448	$--
	9,448	--
COST OF REVENUES
Consulting	873	--
	873	--
GROSS PROFIT	8,575	--

EXPENSES
General and administrative	378,058	1,084,478
Selling and marketing	530	40,867
Depreciation	5,120	4,175
Research and development	--	24,870

Total Expenses	383,708	1,154,390
LOSS FROM OPERATIONS	(375,133)	(1,154,390)
OTHER INCOME (EXPENSES)
Unrealized loss on investments	(6,525)	--
Interest and other income	--	--
Interest expense	(634)	--
Total Other Expenses	(7,159)	--
Loss from continued operations	(382,292)	(1,154,390)
Loss from discontinued operations (Note 5)	(558,516)	(53,908)
NET LOSS FOR THE PERIOD	$(940,808)	$(1,208,298)
BASIC AND DILUTED LOSS PER SHARE
from continued operations	$(0.0 2 )	$(0.05)
from discontinued operations	(0.0 2 )	(0.00)
after discontinued operations	$(0.04)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING	24,645,560	24,126,018

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Comprehensive Loss

(in US Dollars)

(unaudited)

	For the three months ended March 31st
	2004	2003

NET LOSS FOR THE PERIOD	$(940,808)	$(1,208,298)
Foreign exchange translation gains (losses)	72,002	(31,202)
COMPREHENSIVE LOSS	$(868,806)	$(1,239,500)

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Capital Deficit

(in US Dollars)

(unaudited)

	Common Stock No. of Shares Amount		Additional Paid in Capital	Shares to be issued	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total
Balance, Jan 1, 2004	24,606,000	$2,510,832	$2,580,760	$80,500	$(199,068)	$(6,211,226)	$(1,238,202)
Common stock issued for purchase agreement (Note 6)	350,000	80,500	--	(80,500)	--	--	--
Common stock issued in settlement on termination of employment (Note 6)	100,000	15,000	--	--	--	--	15,000
Compensation expense on options issued to consultants and employees (Note 3 (b))	–	--	19,648	–	--	--	19,648
Services contributed by officers of the Company (Note 4)	–	--	30,000	–	--	--	30,000
Other comprehensive losses	–	–	--	--	72,002	--	72,002
Net loss for the period	–	–	--	--	--	(940,808)	(940,808)
Balance, March 31, 2004	25,056,000	$2,606,332	$2,630,408	$--	$(127,066)	$(7,152,034)	$(2,042,360)

See accompanying notes to the interim consolidated financial statements.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(in US Dollars)

(unaudited)

	For the three months ended March 31st
		2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$	(382,292)	$(1,154,390)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation		5,120	4,175
Services contributed by officers (Note 4)		30,000	30,000
Stock and warrants issued for services		59,332	--
Unrealized loss on securities		6,525	--
Compensation expense through issuance of options (Note 3 (b))		19,648	630,805
Compensation expense on cashless exercise of options		--	348,000

Changes in operating assets & liabilities:
Decrease in receivables		51	21,642
(Increase) decrease in prepaid expenses		(16,814)	421
(Increase) decrease in inventory		(429)	2,086
Increase (decrease) in accounts payable & accrued expenses		32,932	(14,688)
Cash flows used in continued operations		(245,927)	(131,949)
Cash flows provided by (used in ) discontinued operations		31,181	(51,015)
Net Cash Used in Operating Activities		(214,746)	(182,964)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		--	(12,391)
Net Cash Used in Investing Activities		--	(12,391)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties (Note 1 (b))		203,324	140,328
Capital lease payments		(1,954)	--
Net Cash Provided by Financing Activities		201,370	140,328
NET DECREASE IN CASH		(13,376)	(55,027)
Effect of currency fluctuation on cash		(4,112)	743
CASH AT BEGINNING OF PERIOD		27,611	42,930
CASH AT END OF PERIOD		$10,123	$(11,354)
*See Note 6 for Statement of Cash Flows supplementary information.

See accompanying notes to the interim consolidated financial statements

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

As a result of the Company’s decision to sell its operations of Worldwide Online Corp. (WWO), the interim consolidated financial statements presented for the three-month period ended March 31, 2004 include those of Carmina Technologies, Inc., its wholly owned subsidiaries Carmina Canada Inc. (CCI) and Assured Performance Monitoring, Inc. (APM).  Collectively, they are referred to herein as “the Company”. The Consolidated Balance Sheet as at December 31, 2003 include the financial position of the Company and th at of WWO.

In February 2004, the Company decided to sell the assets of WWO.  Accordingly the assets and liabilities of WWO have been segregated as “Net liabilities of operations held for sale” in the Balance Sheet and the results of operations and cash flows of WWO have been segregated in the Statement of Operations (Note 5).

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company’s Annual R eport on Form 10-KSB. The Company follows the same accounting principles in the preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

Information summarizing certain of the Company’s significant accounting policies are set out below:

a.  Marketable Securities

The Company held 225,000 (December 31, 2003 - 225,000) shares of Power Interactive Media Inc. (formerly Power Kiosk, Inc.) as trading securities at March 31, 2004. The fair value of Power Interactive Inc. marketable securities based on the last market priced sale of shares at March 31, 2004 was $225 (December 31, 2003 - $6,750).

Because the Company’s marketable securities are classified as trading and reported at fair value, there is no need to evaluate the securities for impairment.

b. Related Party Transactions

Amounts Due to a Related Party consist of $1,237,411 (December 31, 2003 - $973,260) due to Rhonda Corporation, a party related by virtue of being a significant shareholder of the Company, and $37,605  (December 31, 2003 - $38,059) due to certain officers and directors of the Company.  These amounts are unsecured, non-interest bearing and with no specific terms of repayment.  Such related party transactions are recorded at the exchange amount, being the amount of consideration established and agreed to by the related parties.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

For the three months ended:	March 31, 2004	March 31, 2003
Reported net loss for the period	$(940,808)	$(1,208,298)
Add: stock option compensation expense for employee options included in reported net loss	23,758	791,050
Deduct: total stock option compensation expense determined under the fair value based method	(66,168)	(192,366)
Proforma net loss	$(983,218)	$(609,614)
Reported loss per share, basic and diluted	$(0.04)	$(0.05)
Proforma loss per share, basic and diluted	$(0.04)	$(0.03)

For the proforma disclosures , the fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: No dividends have been issued.  The expected holding period for the options was between 2 and 5years (2003 – 3 and 9 years).  The US treasury rate for the period equal to the expected life of the options (3.0%) (2003 – 5%) was used as the risk-free rate.  The volatility used was 181% (2003 – 110%) based on historical price per share of shares sold.  The value is also recognized over the vesting terms of the options.

NOTE 2 - GOING CONCERN

The Company’s interim consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the liquidation of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company incurred a net loss of $ 940,808 for the three months ended March 31, 2004, has an accumulated deficit of $7, 152,034 has negative working capital of $2, 177,956 (including $1,275,016 due to related parties) and has insufficient revenues to cover its operating costs.  Management’s plans to continue as a going concern for the next twelve months include (1) the acquisition of Advanced Integrated Management Services, Inc. (AIMS) and the divestiture of CCI and its affiliates, (2) raising $3,000,000 of additional capital through sales of common stock.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

NOTE 3 - WARRANTS AND OPTIONS

a.  Warrants

A summary of the status of the Company’s warrants as of January 1, 2004 and changes during the three months ending March 31, 2004 are presented below:

	Warrants	Weighted Average Exercise Price
Outstanding and exercisable, January 1, 2004	775,000	$ 1.21
Cancelled	(700,000)	1.00
Outstanding, March 31, 2004	75,000	$ 3.18
Exercisable, March 31, 2004	75,000	$ 3.18

The warrants that are vested at March 31, 2004 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
Range - $3.18	75,000	$ 3.18	2.12 years	75,000	$ 3.18

During 2003, the Company issued 75,000 restricted warrants to a non-employee for financial consulting services.  Each warrant entitles the holder to purchase one common share of the Company at $3.18 for a three-year period.  The fair value of each warrant was $0.76 and was calculated using the following assumptions: No dividends.  The expected life of the warrants is 3 years.  The US treasury rate for the period equal to the expected life of the warrants (1.86%) was used as the risk-free rate.  The volatility used was 110% based on historical price per share of shares sold. The fair value of the warrants was $57,327, determined using the Black Scholes option pricing model using the assumptions above.  Compensation expenses relating to the issuance totaling $177,327 was recognized and is being amortized over the service period.  Amortization of this amount for the three months ended March 31, 2004 totaled $44,332, which was charged as consulting fees in the Consolidated Statements of Operations.

b.  Stock Options

On September 16, 2003 the Company's Board of Directors cancelled its previously approved Stock Option Plan from February 12, 2000 (as amended on August, 26, 2002) (the “2002 Plan”) and options previously granted thereunder and approved its new 2003 Stock Option Plan (the “2003 Plan”).  Options previously outstanding under the old Plan were reissued under the 2003 Plan with the same terms and conditions as previously existed under the old Plan, except the removal of certain provisions as to cashless exercise.  The 2003 Plan provides for the granting of stock options to key employees, directors and consultants to purchase up to 4,000,000 common shares of the Company.  Under the 2003 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.  All options outstanding as of March 31, 2004 were granted under the 2003 Plan.

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

A summary of the status of the Company’s options accounted for under APB No. 25 as at January 1, 2004 and changes during the three months ending March 31, 2004:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2004	1,385,000	$ 0.56
Cancelled	(375,000)	$ 0.60
Outstanding, March 31, 2004	1,010,000	$ 0.55
Exercisable, March 31, 2004	386,250	$ 0.55
Exercisable, December 31, 2003	480,000	$ 0.56

Options accounted for in accordance with APB No. 25 as at March 31, 2004 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
Range - $0.55	985,000	$ 0.55	3.23 years	380,000	$ 0.55
Range - $0.60	25,000	$ 0.60	4.46 years	6,250	$ 0.60
	1,010,000	$ 0.55		386,250	$ 0.55

For the three months ended March 31, 2004, compensation expense of $23,758 (2003  - $791,050 under the Old Plan, calculated using variable accounting under the 2002 Plan) was recognized in respect of options granted to employees.  Of this amount, $nil (2003 - $361,750) was recognized in respect of options exercised by employees on a cashless basis.

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

A summary of the status of the Company’s options accounted for under SFAS No. 123 as at January 1, 2004 and changes during the three months ending March 31, 2004 is as follows :

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2004 and March 31, 2004	100,000	$ 0.60
Exercisable, March 31, 2004 and December 31, 2003	25,000	$ 0.60

Options accounted for under SFAS No. 123 as at March 31, 2004 are summarized as follows:

	Outstanding		Weighted Average Remaining Contractual Life	Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
Range - $0.60	100,000	$ 0.60	4.46 years	25,000	$ 0.60

Compensation recovery of $4,110 (2003 – expense of $187,755) has been recognized for the three months ended March 31, 2004 in respect of options granted in the current and prior periods, under SFAS 123 based on the value attributable to these options as described above.  The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions for options vesting in the period and those still unvested at March 31, 2004: No dividends.  The US treasury rate for the period equal to the expected life of the options (2.36%) (2003 – 5.00%) was used as the risk-free rate.  The volatility used was 181% (2003 – 110%) The value is being recognized over the vesting terms of the options.

NOTE 4- MANAGEMENT FEES

The Company has three officers who contribute about one half of their time to the Company (2003 – three officers).  Although no cash was paid for their services, the value of their services is estimated at $40,000 per year for each officer.  For the three-month period ended March 31, 2004 the Company expensed $30,000 (2003 - $30,000) as management fees and showed the amount as services contributed to the Company on the Interim Consolidated Statements of Capital Deficit.

NOTE 5- DISCONTINUED OPERATIONS

In February 2004,  the Company decided to sell the assets of WWO.  The Company followed SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) in accounting for this transaction.  Consequently, the results of operations and cash flows of the subsidiary WWO is reported as discontinued operations for all periods presented.  In accordance with SFAS No. 144, the Company measured the long-lived assets classified as held for sale at the lower of its carrying value or fair value less cost to sell.  No write-down of long-lived assets is recorded for the three-month period ended March 31, 2004.  The Company also evaluated goodwill of the reporting unit for impairment in accordance with SFAS 142 and recorded an impairment write-down of $554,665 which has been included in the Loss from Discontinued Operations.   Financial information for WWO is as follows:

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

For the three months ended:	March 31, 2004	March 31, 2003
Revenues	$177,683	$157,192
Net loss	558,516	53,908

As at:	March 31, 2004	December 31, 2003
Current assets	$132,667	$117,774
Property and equipment	62,413	68,826
Current liabilities	496,658	509,073

NOTE 6 - COMMON STOCK

On March 23, 2004, the Company issued 100,000 shares in settlement of the termination of an employee of the Company valued at $0.15 per share for a total of $15,000 , based on the market price of the Company’s common stock on the date of settlement ..

Additionally, on March 23, 2004, pursuant to the acquisition agreement, the Company issued 350,000 shares when WWO achieved the specific targets.  The shares were accrued for in 2003 at a value of $80,500 based on the market value of the Company’s common stock on the date that the specific targets of WWO were achieved.

NOTE 7 - STATEMENT OF CASH FLOWS

For the three months March 31st,	2004	2003
CASH PAID FOR:
Interest	$--	$1,764
Income taxes	$--	$--
NON-CASH OPERATING ACTIVITIES
Compensation expense	$19,648	$630,805
NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$59,332	$--
Services contributed by officers of the Company	$30,000	$30,000
Capital leases	$1,954	$--
NON-CASH INVESTING ACTIVITIES
Unrealized loss on securities	$6,525	$--

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

NOTE 8 - SEGMENTED INFORMATION

Operating Segment:

The Company has 1 operating segment.

March 31, 2004	APM	Corporate	Total
Revenues	$9,448	$--	$9,448
Depreciation	4,251	869	5,120
Interest expense	--	634	634
Segment loss	18,351	363,941	382,292
Segment assets	80,902	87,398	165,300
March 31, 2003	APM	Corporate	Total
Revenues	$--	$--	$--
Depreciation	4,109	67	4,175
Segment loss	417,887	7 36,503	1,154,390
Capital expenditures	12,391	--	12,391
Segment assets	78,058	495,670	523,728

Substantially all of the Company’s sales are to customers based in Canada.  All of the Company’s fixed assets are located in Canada.

Major Customers

62% of sales in 2004 (2003 – 65%) were made up of sales to two customers, individually representing 38% (2003 – 54%) and 24% (2003 – 11%) of sales for 2004.

NOTE 9 - SUBSEQUENT EVENTS

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

CARMINA TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

March 31, 2004

(In US Dollars)

(unaudited)

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

Subsequent to March 31, 2004, the Board of Directors has approved to amend the Articles of Incorporation and increase the authorized share capital of the Company from 40,000,000 shares to 100,000,000 shares.

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

General – Explanation of Comparative Periods

Our interim consolidated financial statements include Carmina Technologies, Inc., as well as our wholly owned subsidiaries Carmina Canada Inc. (CCI) and Assured Performance Monitoring Inc.(APM), for the period ended March 31, 2004.  During February 2004, the Company made the decision to sell the assets of Worldwide Online.  Accordingly the assets and liabilities of WWO have been segregated as “Net liabilities of operations held for sale” in the Balance Sheet and WWO’S loss has been segregated as “Loss from operations held for sale” in the Statement of Operations.

Results of Operations

We recognized a net loss of $940,808 ( including a compensation expense of $19,648) during the three - month period ended March 31, 2004 compared with a loss of $1,208,298 during the three month period ended March 31, 200 3 ..  WWO’s net loss recorded as “ Loss from discontinued operations ” was $ 558,516 (including a write-down of goodwill of $554,665) ..

Revenues

Consolidated gross revenues for the three months ended March 31, 2004 increased to $9,448 from $nil compared to the three months ended March 31, 2003.    The 2004 increase in consolidated revenue was mainly  a result of consulting services provided by APM regarding the implementation of the Assur product.   WWO’s revenues for the three months ended March 31, 2004 were $177,683 (March 31, 2003 – $ 157,192)

Gross Profit

Total costs of revenue were $873, leaving a gross profit of $8,575 for the three months ended March 31, 2004, compared to a gross profit of $nil for the three months ended March 31, 2003.

General and administrative expenses

For the three months ended March 31, 2004, general and administrative expenses were $378,058 compared to $1,084,478 for the three months ended March 31, 2003.  In the three months ended March 31, 2004, general and administrative expenses include $19,648 in respect of compensation related to stock options.   In 2003, the

Company used variable accounting to calculate compensation expense resulting from the exercise of options on a cashless basis in the first quarter of 2003 . Under variable accounting, c ompensation expense is first recognized for the difference between quoted market price of our underlying common shares and the exercise price (plus any intrinsic value calculated on the initial grant of the options) of the options on the date variable accounting first applies.  After that date, compensation expense on remaining employee options outstanding is recalculated on a quarterly basis until the options are exercised, forfeited or expire unexercised.   Total c ompensation expense incurred for all stock options granted and outstanding in the three-month period ended March 31, 2003 was $978,805.

Selling and marketing expenses

Selling and marketing expenses were $530 for the three months ending March 31, 2004 compared to $40,867 for the three months ended March 31, 2003.  Decreaseis due mainly to reduced sales staff.

Research and development

The Company incurred no research and development expenses during the first quarter of 2004 and $24,870 in 2003 in relation to the development of the Assur products.

Other income/expenses

Net other expenses for the three months ended March 31, 2004 was $7,159 compared to net other expenses of $nil in 2003.  The change relates to the unrealized loss on marketable securities of $6,525.

Liquidity and Capital Resources

We have continued to finance our activities primarily through advances from related parties.  We have incurred recurring losses since inception and our current liabilities exceed our current assets.  As of March 31, 2004 we had an accumulated deficit of $7,152,034 and a working capital deficiency of $2, 177,956 (including $1,275,016 due on a non-interest bearing basis from shareholders of the Company).

Our cash position at March 31, 2004 was $10,123 compared to $27,611 at December 31, 2003.  This decrease was due to the following:

Cash used in continuing operating activities was $245,927 for the three months ended March 31, 2004.  Our net loss from continuing operations includes non-cash charges of $5,120 for depreciation, $30,000 for services contributed by officers, $15,000 for common stock issued on settlement of termination of an employee, $44,332 of compensation expense for stocks and warrants issued for consulting services, resulting in a total of $59,332 of stock and warrants issued for services, $6,525 in unrealized loss on securities, and $19,648 for compensation expense on outstanding options and warrants.  Cash used in operating activities for the three months ended March 31, 2003 was $131,949.  Our cash flows from continuing operations in 2003 included non-cash charges of $4,175 for depreciation, $30,000 for services contributed by officers, and $978,805 for compensation expense on exercise and outstanding options and warrants. Our cash flows provided by discontinued operations was $31,181 for the three-month period ended March 31, 2004 compared to cash used in discontinued operations for the three-month period ended March 31, 2003 of $51,015.

Financing activities consisted of advances from shareholders of $203,324 and capital lease payments of $1,954. During the three months ended March 31, 2003, we received advances of $140,328 from shareholders.

Continuing Operations

In January 2004 management retained IN3 Consulting to identify the reasons for the delays and to assess what steps could be implemented to strengthen our marketing and sales efforts.  IN3 Consulting is a Calgary-based independent Management Consulting firm focused on providing solutions using an intelligent blend of technology and business with expertise in managing projects extending across large corporations, government bodies, and small companies. IN3 completed its review of our Toronto based operation in January 2004, identifying underlying weaknesses in management, marketing and sales.

Based on IN3’s findings, management implemented the following changes Mr. Kohalmi resigned as Director of Technology of the Company and as an Officer and Director of CCI and its related subsidiaries and Robert d’Artois was appointed Executive Vice-President of The Company, John Parent was appointed interim President of Carmina Canada Inc., to handle all matters related to finance, product offerings, and related technologies; Larry Henderson was appointed Chief Operating Officer of CCI, to provide the tactical focus required to run the day to day operations of the operating companies; and Mike Comessotti was appointed Chief Sales & Marketing Officer of CCI, to handle all matters related to Sales and Marketing initiatives.

By mid March the team had cut expenses and refocused sales initiatives in the Food and Health verticals and had identified and rectified significant defects in the software delivered by Multi Level Solutions, the true nature of which had not been disclosed to Calgary management.  While it appears that a significant potential for sales of our business risk management/mitigation tool remains, because of the delays, it was clear it would be sometime at best before any significant revenue might be realized, and in the interim, due to the increased costs of auditor and attorney fees resulting from recent legislation, it did not seem possible to maintain the Corporation as a reporting company. For the past 2 years the Company’s operation’s have been funded by Rhonda Corporation, Glen Alston and Waltraud Alston against notes payable totaling US$ 1,586,784.  In light of the delays in the implementation of the Company’s business plan, in February 2004, the Company decided to sell the assets of WWO and in March 2004 management commenced negotiation with potential purchaser and search for an alternate business .

In early April 2004 management received a proposal from Advanced Integrated Management Services, Inc. (AIMS) which resulted in an agreement being reached in May 2004 providing for the Company’s acquisition of AIMS in exchange for restricted shares of the Company.  AIMS is a minority owned Tennessee Corporation founded in 1994 with Corporate Headquarters in Oakridge Tennessee, a Western Regional Office in Denver Colorado and Project Offices in New Orleans, Louisiana and Paducah, Kentucky.  AIMS provides nuclear and environmental services, engineering and construction services, and information technology and media services.

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

Management’s plans to continue as a going concern for the next twelve months include (1) the acquisition of Advanced Integrated Management Services, Inc. (AIMS) and the divestiture of CCI and its affiliates and, (2) raising $3,000,000 of additional capital through sales of common stock.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The new management of the Company plans to continue as a going concern with continued growth of its sales revenues and the raising of additional capital through sales of common stock.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans

Critical Accounting Policies

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

Discontinued Operations

In February 2004, the Company decided to sell the assets of WWO.  Accordingly the assets and liabilities of WWO have been segregated and presented on the Balance Sheet and the results of operations and cash flows of WWO have been segregated in the Statements of Operations and Cash Flows (Note 5).  As a result of the decision to discontinue WWO, the Company evaluated goodwill of the reporting unit for impairment in accordance with SFAS 142 and recorded an impairment write-down of $554,665 which has been included in the Loss from Discontinued Operations.

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

We have a history of net losses and a lack of established revenues and as a result we expect to incur net losses in the future.  Although we have had a history of losses it will dependant upon the management of Advanced Integrated Management Services, Inc. to realize profits as they take over management of the Company with the new business direction.

Need for Outside Financing; Business and Product Development.  As the Company moves into a new direction the new management plans on raising the required capital through equity financing.  There is no assurance that the required financing can be obtained on terms favorable to the existing shareholders, or that financing can be obtained at all.  Absent such additional financing, the successful operation of our Company, as well as development and marketing of our products, may not be viable.

Competition.  Because of the nature of our business and the lack of barriers preventing competitors from entering the market, competition may become intense from suppliers of similar products.  Competitors may have longer operating histories, greater name recognition and greater financial, technical and marketing resources and thus, may be able to adopt more aggressive pricing policies, respond to new technologies, industry standards and customer demands, expand globally and make more attractive offers to potential employees and consultants.

Uncertainty as to Future Profitability.  There is no assurance that we will be able to sell our products and services at a profit, given the competitive nature of the business sector in which it will be involved.

Quality of Marketing and Service.  Should we not provide the quality of marketing and service which clients expect, our business will lack the competitiveness required to allow us to be viable.

Loss of Services of Key Employees.  As the new management replaces the outgoing officers and directors the loss of the services of any of the new management may have a materially adverse effect on our prospects.  There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost.  Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel.  We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace.  At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice.  If we lose any of our key personnel, our business may be adversely affected.

Lack of Minority Shareholder Voting Control.  The new management will own a majority of the shares of our company's outstanding common stock they will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

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

Item 3– Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision, and with the participation of management, including the President.  Based upon that evaluation, the President concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls during the three-month period ended March 31, 2004 ..

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

Item 2. Changes in securities

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this quarterly report.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the three-month period ended March 31, 2004.

Item 6– Exhibits and Reports on Form 8-K.

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

10.2

2003 Stock Option Plan adopted September 16, 2003 (incorporated herein by reference to Exhibit 10 of the registration statement on Form S-8 file No. 1.333-109356 filed on September 29, 2003).

[NTD: Any other material contracts?]

(14)

Code of Ethics

14.1

Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on July 19, 2004.

(21)

Subsidiaries of Carmina Technologies Inc.

Carmina Canada Inc. (Alberta)

Assured Performance Monitoring Inc. (CBCA)
World Wide Online Corporation (Alberta)

(31)

Section 302 Certifications

31.1

Section 302 Certification of John M. Alston

31.2

Section 302 Certification of Glen R. Alston

(32)

Section 906 Certifications

32.1

Section 906 Certification

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMINA TECHNOLOGIES, INC.

By:     ___/s/ John M. Alston______

Date: May 26, 2004

John M. Alston, President,

Chief Executive Officer and Director

Date: May 26, 2004

/s/ GLEN R. ALSTON

Glen R. Alston,

Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)