Form 10QSB
period 2004-06-30
ADVANCED INTEGRATED MANAGEMENT SERVICES INC
filed 2004-09-03
CIK 1115054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------

FORM 10-QSB

----------------------

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (D) OF THE SECURITIES EXCHANGE  ACT  OF  1994.

For the Quarterly period ended June 30, 2004

[ ]  TRANSITIONAL  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE  ACT  OF  1934.

For the transition period from __________ to ___________

Commission File Number: 0-30685

ADVANCED INTEGRATED MANAGEMENT SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah

(State or Other Jurisdiction of Incorporation)

0-03685	87-0305395
(Commission File Number)	(IRS Employer Identification No.)

702 S. Illinois Avenue, Ste B-203, Oak Ridge, TN	37830
(Address of Principal Executive Offices)	(Zip Code)

(865) 482-9898

(Registrant's Telephone Number, Including Area Code)

CARMINA TECHNOLOGIES, INC.

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and  (2) had been subject to such filing requirements for the past 90 days.   [X] YES  [  ] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    [  ] YES  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of common stock outstanding as of June 30, 2004:  63,191,285

Number of shares of preferred stock outstanding as of June 30, 2004:  None

===================================

PART I – FINANCIAL INFORMATION

ADVANCED INTEGRATED MANAGEMENT SERVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2003 and December 31, 2003
(Unaudited)

Assets	2004	2003

Current assets:
Cash	$96,702	$318,276
Accounts receivable, net of allowance for doubtful accounts of
$ 29,214 at December 31, 2003	3,005,958	2,987,434
Retainage receivable	50,444	45,152
Amount due from shareholder	126,287	66,287
Prepaid expenses and other current assets	235,484	140,082
Total current assets	3,514,875	3,557,231

Investments in affiliates	312,465	312,465
Property and equipment, net of accumulated
depreciation and amortization	799,727	708,600
Other assets	56,667	15,814
Total assets	$4,683,734	$4,594,110

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	103,475	364,295
Accrued salaries and related liabilities	487,203	328,218
Line of credit	3,305,968	2,899,706
Income taxes payable	74,059	71,527
Total current liabilities	3,970,705	3,663,746
Deferred taxes	8,317	8,317
Total liabilities	3,979,022	3,672,063

Stockholders' equity:
Common stock, $.001 par value. Authorized 100,000,000 shares:
63,191,285 shares issued and outstanding at June 30, 2004,
1,000 shares issued and outstanding at December 31, 2003	63,191	1,000
Additional paid-in capital	422,217	5,359
Retained earnings	219,304	915,688
Total stockholders' equity	704,712	922,047

Total liabilities and stockholders' equity	$4,683,734	$4,594,110

See accompanying notes to consolidated financial statements.

ADVANCED INTEGRATED MANAGEMENT SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three and six months ended June 30, 2004 and 2003
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$3,207,778	$4,772,160	$6,649,811	$9,089,627

Costs and expenses:
Costs of sales	2,833,959	3,633,369	5,719,854	7,182,228
Selling, general and administrative	991,545	636,965	1,660,974	1,019,080
Total operating expenses	3,825,504	4,270,334	7,380,828	8,201,308

Operating income (loss)	(617,726)	501,826	(731,017)	888,319

Other income (expenses):
Interest income	-	76	97	798
Gain on equity in investments	28,500	38,000	57,000	104,500
Interest expense	8,399	(24,810)	(10,327)	(40,582)
Other income (expense)	-	24,705	150	78,446
Total other income (expense)	36,899	37,971	46,920	143,162

Net earnings (loss) before income taxes	(580,827)	539,797	(684,097)	1,031,481

Provision for income taxes	(10,297)	(125,026)	(12,287)	(250,651)

Net earnings (loss)	$(591,124)	$414,771	$(696,384)	$780,830

Net earnings (loss) per share	$(591.12)	$414.77	$(0.05)	$780.83

Weighted average shares - basic and diluted	1,000	1,000	14,516,043	1,000

See accompanying notes to consolidated financial statements.

ADVANCED INTEGRATED MANAGEMENT SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Cash flows from operating activities:
Net earnings	$(696,384)	$780,830
Adjustments to reconcile net earnings (loss) to net
cash used in operating activities:
Depreciation and amortization	74,371	32,938
Common stock issued for services	435,773	-
(Increase) decrease in operating assets:
Accounts receivable	(18,524)	(2,213,455)
Retainages receivable	(5,292)	23,351
Prepaid expenses and other current assets	(95,402)	(5,975)
Other assets	(40,853)	(12,808)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(260,820)	(196,503)
Accrued salaries and related liabilities	219,320	(108,111)
Income taxes payable	(71,527)	144,500
Net cash used in operating activities	(459,338)	(1,555,233)

Cash flows from investing activities:
Purchase of property and equipment	(165,498)	(70,324)
Proceeds from earnings on investments	57,000	-
Loans from shareholder	(60,000)	-
Net cash used in investing activities	(168,498)	(70,324)

Cash flows from financing activities:
Net borrowing (repayments) under line of credit agreements	406,262	1,407,701
Increase in bank overdraft	-	171,078
Net cash provided by financing activities	406,262	1,578,779

Net decrease in cash	(221,574)	(46,778)

Cash at beginning of year	318,276	46,778
Cash at end of period	$96,702	$-

Supplemental schedule of cash flow information:
Interest paid	$10,327	$40,582

See accompanying notes to consolidated financial statements.

Advanced Integrated Management Services, Inc.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2004 and 2003

(1)

General

Advanced Integrated Management Services, Inc. (the "Company" or "AIMSI") business consists primarily of engineering, scientific and technical services in nuclear and environmental service and information technology management.  The Company operates in several states with its corporate offices located in Oak Ridge, Tennessee.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: AIMSI Technologies, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months period ended June 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto.

Revenue Recognition

The Company provides services to customers primarily on a per unit basis.  The accompanying financial statements are presented on the accrual basis of accounting.  However, long-term construction contracts have been accounted for using the percentage-of-completion method of accounting, measured by the percentage of total costs incurred to date to estimated total costs for each contract.

Contract costs include all direct job costs and those indirect costs related to contract performances, such as indirect labor, supplies, insurance, equipment repairs, and depreciation costs.  General and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

(2)

Use of Estimates

The preparation of financial statements in conformity with U. S. general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from those estimates.

(3)

Business Combination

The Company is a result of a business combination on May 14, 2004, between Carmina Technologies, Inc., a public shell company, and Advanced Integrated Management Services, Inc., a privately held incorporated in the State of Tennessee in 1994.  Carmina Technologies, Inc. acquired all of the outstanding capital stock of AIMSI by issuing 8,640,000 shares of its restricted common stock.  For accounting purposes, however, the acquisition has been treated as the recapitalization of AIMSI with AIMSI deemed the acquirer of Carmina Technologies, Inc. in a reverse merger.  At the conclusion of the merger, AIMSI stockholders held 80% of the combined company.  As a reverse merger, the historical operating results prior to the acquisition are those of AIMSI (the private company) and only the operations of Carmina Technologies, Inc. after the acquisition.  In addition, Carmina Technologies, Inc. formerly changed its name to Advanced Integrated Management Services, Inc.  Carmina Technologies, Inc. had no assets, $130,000 of liabilities as of the day the agreement was formerly closed (June 29, 2004).

On June 27, 2004, in a related transaction, the Company entered into an agreement to acquire 100% of the issued and outstanding ownership interests in AIMSI Technologies, LLC, a privately held Tennessee limited liability company, in another share exchange transaction, which was subject to non-material adjustments based upon Tennessee law.

(4)

Recent Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation.  The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements.  The interim reporting disclosure requirements became effective for the first quarterly report in 2003.  Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time.  However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150. “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial statements with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies.  The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

Item 2 - Management Discussion and Analysis of Consolidated Financial Conditions and Consolidated Results of Operations

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our" "AIMSI" and the "Company" means Advanced Integrated Management Services, Inc., a Utah corporation, and its subsidiary. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003.

Consolidated net losses for the three and six-month periods ended June 30, 2004 were $(617,726) and $(713,017), respectively, compared to consolidated net earnings of $313,007 and $888,319, respectively, for the comparable period of the prior year. During the three and six-month periods ended June 30, 2004, all operations were those of AIMSI because AIMSI Technologies, LLC has not commenced operations.

Net revenues for the three and six months ended June 30, 2004 were $3,207,778 and $6,649,811 respectively, compared to $2,560,253 and $9,089,627 respectively, for the three and six-months period ended June 30, 2003.  Selling, general and administrative expenses during the three and nine-month periods ended June 30, 2004, were $991,545 and $1,660,974, respectively, which compares to $234,659 and $1,019,080 for the three and nine months ended June 30, 2003.

Liquidity and Capital Resources - AIII

Total assets for the six month period ended June 30, 2004 and December 31, 2003 were $4,683,734 and $4,594,110 respectively.  Total liabilities at June 30, 2004 was $3,979,022 compared to $3,672,063 at December 31, 2003.  At June 30, 2004 consolidated working capital was a negative $(455,830) as compared to negative working capital of $(106,515) at December 31, 2003.

The Company’s consolidated cash position at June 30, 2004 was $96,702 compared to $318,276 at December 31, 2003.  Accounts receivable net of reserves at June 30, 2004 was $3,005,958 compared to $2,987,434 at December 31, 2003.

For the six months ending June 30, 2004, the Company used $2,014,571 in its operating activities compared to net cash used in operating activities of $1,555,233. during the same period of the prior year. We had net cash used in investing activities of $168,498 during the six month period ending June 30, 2004, compared to net cash used in investing activities of $70,324 during the same period of the prior year.  Financing activities provided $406,262 compared to $1,578,779 for the same period in prior year.  Positive results in financing activities for both periods primarily resulted from borrowing from the Company’s line of credit.

To fund future operations for AIMSI and AIMSI Technologies, the Company is in the process of raising working capital through a private placement.  As of this date, the Company has raised approximately $2,500,000.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates.  We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Item 4 – Controls and Procedures

(a)  As of the end of the period covered by this report, we carried out an evaluation,  under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) pursuant to the Exchange Act Rule 13(a)-14.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) No change in our internal control over financial reporting occurred during our last  fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

===================================

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not aware of any legal claims against it which management believes, the unfavorable outcome of which, would have a material adverse impact on the Company.

Item 2 – Changes In Securities

During the second quarter June 30, 2004, we issued 63,066,005 shares of common stock in connection with the acquisitions of AIMSI and AIMSI Technologies by the Company, which include shares issued to current management and the prior shareholders of AIMSI and AIMSI Technologies.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The majority of the Board of Directors voted in favor of approving the Share Exchange and Acquisition Agreements for AIMSI and AIMSI Technologies.  These matters were subsequently approved by an affirmative vote of a majority of the Company’s shareholders.  The acquisition transactions were completed in the current reporting period and closed on June 29, 2004.

Item 5 – Other Information

Commencing in August, 2004, we have been conducting a private placement of “Units” of the Company’s securities with an offering price of $2.00 per Unit.  Each Unit consists of a fully paid and non-assessable restricted share of the Company’s common stock and a warrant to purchase an additional share of restricted common stock for the exercise price of $4.00 per share.  The offering price is $2.00 per Unit, with the proceeds being made available to the Company, less customary fees and commissions paid to the placement agent.  The private placement is being offered through an NASD Member firm, NevWest Securities, located in Las Vegas, Nevada.  Since commencement and through the date this report was filed, the Company has raised approximately $2.5 million in the private placement.

On August 12, 2004, the Board of Directors elected Everett Bassie to the Board of Directors and made him Chairman of the Audit Committee.

Item 6 – Exhibits and Reports on Form 8-K

On August 6, 2004, we filed an 8-K relating to the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Advanced Integrated Management Services, Inc. (AIMSI) a privately held Tennessee corporation, in a share exchange transaction, which was subject to certain contingencies and benchmarks and the agreement to acquire one-hundred percent (100%) of the issued and outstanding ownership interests in AIMSI Technologies, LLC, a privately held Tennessee limited liability company, in another share exchange transaction, which was subject to non-material adjustments based upon Tennessee law.

These acquisition transactions were completed during the current reporting period and the financial statements contained herein reflect the consolidated operations of the acquired entities.

On August 31, 2004, we filed an 8-K disclosing the change of the Company’s certifying accountants.

These Forms 8-K and related Exhibits thereto are incorporated herein by this reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED INTEGRATED MANAGEMENT SERVICES, INC.

(Registrant)

By:  /s/ Reginald Hall

        Reginald Hall, President and Director (Principal Executive Officer)

Date: September 1, 2004

By:  /s/ Virginia Moss

        Virginia Moss, Chief Financial Officer

Date: September 1, 2004