Form 10QSB/A
period 2004-06-30
ADVANCED INTEGRATED MANAGEMENT SERVICES INC
filed 2004-09-22
CIK 1115054

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

June 30, 2004 and December 31, 2003
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

ADVANCED INTEGRATED MANAGEMENT SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three and six months ended June 30, 2004 and 2003
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$3,207,778	$4,772,160	$6,649,811	$9,089,627

Costs and expenses:
Costs of sales	2,833,959	3,633,369	5,719,854	7,182,228
Selling, general and administrative	974,747	636,965	1,660,974	1,019,080
Total operating expenses	3,808,706	4,270,334	7,380,828	8,201,308

Operating income (loss)	(600,928)	501,826	(731,017)	888,319

Other income (expenses):
Interest income	-	76	97	798
Gain on equity in investments	28,500	38,000	57,000	104,500
Interest expense	(8,399)	(24,810)	(10,327)	(40,582)
Other income (expense)	-	24,705	150	78,446
Total other income (expense)	20,101	37,971	46,920	143,162

Net earnings (loss) before income taxes	(580,827)	539,797	(684,097)	1,031,481

Provision for income taxes	(10,297)	(125,026)	(12,287)	(250,651)

Net earnings (loss)	$(591,124)	$414,771	$(696,384)	$780,830

Net earnings (loss) per share	$(0.02)	$414.77	$(0.05)	$780.83

Weighted average shares - basic and diluted	29,452,862	1,000	14,516,043	1,000

See accompanying notes to consolidated financial statements.

ADVANCED INTEGRATED MANAGEMENT SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$(696,384)	$780,830
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	74,371	32,938
Common stock issued for services	435,773	-
(Increase) decrease in operating assets:
Accounts receivable	(18,524)	(2,213,455)
Retainages receivable	(5,292)	23,351
Prepaid expenses and other current assets	(95,402)	(5,975)
Other assets	(40,853)	(12,808)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(260,820)	(196,503)
Accrued salaries and related liabilities	219,320	(108,111)
Income taxes payable	(71,527)	144,500
Net cash used in operating activities	(459,338)	(1,555,233)

Cash flows from investing activities:
Purchase of property and equipment	(165,498)	(70,324)
Proceeds from earnings on investments	57,000	-
Loans from shareholder	(60,000)	-
Net cash used in investing activities	(168,498)	(70,324)

Cash flows from financing activities:
Net borrowing (repayments) under line of credit agreements	406,262	1,407,701
Increase in bank overdraft	-	171,078
Net cash provided by financing activities	406,262	1,578,779

Net decrease in cash	(221,574)	(46,778)

Cash at beginning of year	318,276	46,778
Cash at end of period	$96,702	$-

Supplemental schedule of cash flow information:
Interest paid	$10,327	$40,582

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

On June 27, 2004, in a related transaction, the Company entered into an agreement to acquire 100% of the issued and outstanding ownership interests in AIMSI Technologies, LLC, a privately held Tennessee limited liability company, in another share exchange transaction, which was subject to non-material adjustments based upon Tennessee law. The Company acquired 100% of the Shares of AIMSI Technologies, LLC, by issuing 2,000,000 shares of it's restricted common shares.

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

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003.

Consolidated net losses for the three and six-month periods ended June 30, 2004 were $(591,124) and $(696,384), respectively, compared to consolidated net earnings of $414,771 and $780,830, respectively, for the comparable period of the prior year. During the three and six-month periods ended June 30, 2004, all operations were those of AIMSI because AIMSI Technologies, LLC has not commenced operations.

Net revenues for the three and six months ended June 30, 2004 were $3,207,778 and $6,649,811 respectively, compared to $4,772,160 and $9,089,627 respectively, for the three and six-months period ended June 30, 2003.  Selling, general and administrative expenses during the three and nine-month periods ended June 30, 2004, were $974,747 and $1,660,974, respectively, which compares to $636,965 and $1,019,080 for the three and nine months ended June 30, 2003.

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

For the six months ending June 30, 2004, the Company used $459,338 in its operating activities compared to net cash used in operating activities of $1,555,233. during the same period of the prior year. We had net cash used in investing activities of $168,498 during the six month period ending June 30, 2004, compared to net cash used in investing activities of $70,324 during the same period of the prior year.  Financing activities provided $406,262 compared to $1,578,779 for the same period in prior year.  Positive results in financing activities for both periods primarily resulted from borrowing from the Company’s line of credit.

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

ADVANCED INTEGRATED MANAGEMENT SERVICES, INC.

(Registrant)

By:  /s/ Reginald Hall

        Reginald Hall, President and Director (Principal Executive Officer)

Date: September 17, 2004

By:  /s/ Virginia Moss

        Virginia Moss, Chief Financial Officer

Date: September 17, 2004