Form 10QSB
period 2004-09-30
ADVANCED INTEGRATED MANAGEMENT SERVICES INC
filed 2004-11-24
CIK 1115054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

(MARK ONE)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Period Ended September 30, 2004
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For The Transition Period From  ___________ To ___________

Commission File No.: 0-30685

AIMSI TECHNOLOGIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Utah	87-0305395
(State of Incorporation)	(I.R.S. Employer Identification No.)

702 South Illinois Avenue, Suite 203, Oak Ridge, TN	37830
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (281) 686-0691

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

At September 30, 2004, the Registrant had 64,595,635 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended September 30, 2004 and 2003 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our","AIMSI", the "Registrant" and the "Company" means AIMSI Technologies, Inc., a Utah corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003.

Consolidated net losses for the three and nine month periods ended September 30, 2004 were $(688,169) and $(1,374,553), respectively, compared to a consolidated net loss of $(647,177) for the comparable quarter of 2003 and earnings of $133,653 for the nine months ended September 30, 2003. During the three and nine-month periods ended September 30, 2004 all operations were those of AIMSI because AIMSI Technologies, LLC had not commenced operations.

Revenues for the three and nine months ended September 30, 2004 were $3,346,356 and $9,996,167 respectively, compared to $5,190,290 and $14,279,917 respectively, for the three and nine-months period ended September 30, 2003. Selling, general and administrative expenses during the three and nine-month periods ended September 30, 2004, were $1,480,893 and $3,141,867, respectively, which compares to $3,670,497 and $4,689,577 for the three and nine months ended September 30, 2003.

Liquidity and Capital Resources

Total assets at September 30, 2004 and December 31, 2003 were $4,337,164 and $4,594,110, respectively.  Total liabilities at September 30, 2004 were $2,206,014 compared to $3,672,063 at December 31, 2003. At September 30, 2004 consolidated working capital was $1,133,086 as compared to negative working capital of $(114,832) at December 31, 2003.

The Company's consolidated cash position at September 30, 2004 was $989,061 compared to $318,276 at December 31, 2003. Accounts receivable net of reserves at September 30, 2004 was $1,934,761 compared to $2,987,434 at December 31, 2003.

For the nine months ending September 30, 2004, the Company used $707,099 in its operating activities compared to net cash used in operating activities of $1,898,959 during the same period of the prior year. We had net cash used in investing activities of $165,498 during the nine-month period ending September 30, 2004, compared to net cash provided by investing activities of $12,526 during the same period of the prior year. Financing activities provided $1,543,382 compared to $2,081,226 for the same period in prior year.

To fund future operations for the Registrant's subsidiaries, the Registrant has raised capital through a private placement. As of the date of this filing, the Company has raised approximately $5,000,000 through a unit private placement.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the chief  executive officer and chief financial officer of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. During the most recent fiscal quarter, there have been no changes in internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

During our last fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, following the enactment of the Sarbanes-Oxley Act and related SEC regulations, we have enhanced and continue to enhance our internal controls and disclosure systems.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the second quarter June 30, 2004, we issued 63,066,005 restricted shares of common stock in connection with the acquisitions of Advanced Integrated Management Services, Inc., a privately held corporation by the Registrant, which include shares issued to current management and the prior shareholders of Advanced Integrated Management Services, Inc. The restricted shares were issued pursuant to Rule 506 and Section 4(2) of the Act.

During the quarter ended September 30, 2004, we commenced a private offering of units at an offering price of $2.00 per unit.  Each unit consisted of a fully paid and non-assessable restricted share of the Company's common stock and a warrant to purchase an additional share of restricted common stock at an exercise price of $4.00 per share.  The offering price is $2.00 per unit, with the proceeds being made available to the Company, less fees and commissions of 10% paid to the placement agent, an NASD member firm, NevWest Securities, located in Las Vegas, Nevada. Since commencement of the private offering on August 4, 2004 and through the date this report was filed, the gross proceeds from the offering were $5 million and the private placement was concluded.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

During the period ended September 30, 2004, the board of directors, acting with the majority consent of Registrant's shareholders approved a share exchange and acquisition agreement between the Registrant and AIMSI Technologies, LLC, a privately held company. The share exchange and acquisition agreement received the consent of holders of 78%, a majority of the Registrant's issued and outstanding shares.

ITEM 5. OTHER INFORMATION Back to Table of Contents

On August 12, 2004, the Board of Directors elected R. Everett Bassie to the Board of Directors and made him Chairman of the Audit Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant filed a Form 8-K on August 6, 2004 containing disclosure under Item 1. Change in Control, Item 2. Acquisition or Disposition of Assets, Item 5. Other Events and Regulations FD Disclosure, and Item 6. Resignation of Registrant's Director. The Registrant filed also a Form 8-K on September 3, 2004 with disclosure under Item 4.01 Changes in Registrant's Certifying Accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ REGINALD HALL CEO AND CHAIRMAN Dated: November 24, 2004

/s/ JOHN W. STUMP, III. CHIEF FINANCIAL OFFICER Dated: November 24, 2004

Certification of Reginald Hall, CEO and Chairman of AIMSI Technologies, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, Reginald Hall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AIMSI Technologies, Inc.;

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

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 24, 2004, Reginald Hall, CEO and Chairman
                                   /s/ Reginald Hall

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Reginald Hall, CEO and Chairman of AIMSI Technologies, Inc., a Utah corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-QSB for the period ended September 30, 2004.

The undersigned certifies that the above quarterly report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of AIMSI Technologies, Inc. and results of its operations.

Date: November 24, 2004, Reginald Hall, CEO and Chairman
                                   /s/ Reginald Hall

Certification of John W. Stump, III, Chief Financial Officer of AIMSI Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, John W. Stump, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AIMSI Technologies, Inc.;

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

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 24, 2004, John W. Stump, III, Chief Financial Officer
                                   /s/ John W. Stump, III

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, John W. Stump, III, Chief Financial Officer of AIMSI Technologies, Inc., a Utah corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-QSB for the period ended September 30, 2004.

The undersigned certifies that the above quarterly report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of AIMSI Technologies, Inc. and results of its operations.

Date: November 24, 2004, John W. Stump, III, Chief Financial Officer
                                   /s/ John W. Stump, III

Financial Statements Back to Table of Contents

AIMSI TECHNOLOGIES INC.
Consolidated Balance Sheets Back to Table of Contents
September 30, 2004 and December 31, 2003
(Unaudited)
	2004	2003
Assets		(Audited)
Current assets:
Cash	$989,061	$318,276
Accounts receivable, net of allowance	1,934,761	2,987,434
Retainage receivable	50,444	45,152
Prepaid expenses and other current assets	364,834	206,369
Total current assets	3,339,100	3,557,231

Investments in affiliates	621,047	312,465
Property and equipment, net of accumulated
depreciation and amortization	209,350	708,600
Other assets	167,667	15,814
Total assets	$4,337,164	$4,594,110
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$104,279	$364,295
Accrued salaries and related liabilities	391,946	328,218
Line of credit	1,682,413	2,899,706
Income taxes payable	27,376	79,844
Total current liabilities	2,206,014	3,672,063

Total liabilities	2,206,014	3,672,063

Stockholders' equity:
Common stock, $.001 par value. Authorized 100,000,000 shares:
64,595,635 shares issued and outstanding at September 30, 2004,
1,000 shares issued and shares outstanding at December 31, 2003	64,596	1,000
Additional paid-in capital	2,535,419	5,359
Retained earnings	(468,865)	(915,688)
Total stockholders' equity	2,131,150	922,047
Total liabilities and stockholders' equity	$4,337,164	$4,594,110
See accompanying notes to consolidated financial statements

AIMSI TECHNOLOGIES INC.
Consolidated Statements of Operations Back to Table of Contents
Three and nine-months ended September, 30 2004 and 2003
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$3,346,356	$5,190,290	$9,996,167	$14,279,917
Costs and expenses:
Cost of sales	2,555,695	2,109,991	8,275,549	9,292,219
Selling, general and administrative	1,480,893	3,670,497	3,141,867	4,689,577
Total operating expenses	4,036,588	5,780,488	11,417,416	13,981,796

Operating income (loss)	(690,232)	(590,198)	(1,421,249)	298,121

Other income (expenses):
Interest income	-	931	98	1,729
Gains on equity in investments	50,796	39,763	107,795	144,263
Interest expense	(50,347)	(24,877)	(60,674)	(65,459)
Other income (expense)	40	(105,142)	190	(26,696)
Total other income (expenses)	489	(89,325)	47,409	53,837

Net earnings (loss) before income tax	(689,743)	(679,523)	(1,373,840)	351,958
Provision for income taxes	1,574	32,346	10,713	218,305

Net earnings (loss)	$(688,169)	$(647,177)	$(1,384,533)	$133,653

Net earnings (loss) per share	$(0.01)	$(647.18)	$(0.02)	$133.65

Weighted average common shares - basic and diluted Basic	64,405,329	1,000	61,363,930	1,000

See accompanying notes to consolidated financial statements

AIMSI TECHNOLOGIES INC.
Consolidated Statements of Cash Flows Back to Table of Contents
Nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(1,384,533)	$133,653
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	61,956	61,956
Common stock issued for services	435,773	-
Equity in earnings of affiliates	(107,795)	(144,263)
(Increase) decrease of operating assets:
Accounts receivable	1,052,673	(1,638,743)
Retaining receivable	(5,292)	(78)
Prepaid expenses and other current assets	(158,465)	(165,889)
Other assets	(151,853)	6,563
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(433,427)	(266,662)
Accrued salaries and related liabilities	63,728	212,378
Income taxes payable	(79,844)	(97,874)
Net cash used in operating activities	(707,099)	(1,898,959)

Cash flows from investing activities:
Purchase of property and equipment	(165,498)	(131,737)
Proceeds from investment in affiliate	-	144,263
Net cash provided by (used) in investing activities	(165,498)	12,526

Cash flows from financing activities:
Net proceeds from private placement of common stock	2,760,675	-
Net borrowing (repayment) under line of credit agreements	(1,217,293)	1,243,213
Increase in bank overdraft	-	838,013
Net cash provided by (used in) financing activities	1,543,382	2,081,226

Net decrease in cash	670,785	194,793

Cash at beginning of year	318,276	46,778
Cash at end of period	$989,061	$241,571

Supplemental schedule of cash flow information:
Interest paid	$60,674	$78,536
Income taxes	-	80,295

See accompanying notes to consolidated financial statements

AIMSI TECHNOLOGIES INC. Back to Table of Contents
Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2004 and 2003

(1) General

The business of AIMSI TECHNOLOGIES, INC. (the "Company" or "AIMSI") consists primarily of engineering, scientific and technical services in nuclear and environmental service and information technology management.  The Company operates in several states with its corporate offices located in Oak Ridge, Tennessee.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: AIMSI Technologies, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months period ended September 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

(3) Business Combination

The Company is a result of a business combination on May 14, 2004, between Carmina Technologies, Inc., a public shell company, and Advanced Integrated Management Services, Inc., a privately held company, incorporated in the State of Tennessee in 1994.  Carmina Technologies, Inc. acquired all of the outstanding capital stock of AIMSI by issuing 8,640,000 shares of its restricted common stock.  For accounting purposes, however, the acquisition has been treated as the recapitalization of AIMSI with AIMSI deemed the acquirer of Carmina Technologies, Inc. in a reverse merger.  At the conclusion of the merger, AIMSI stockholders held 80% of the combined company.  As a reverse merger, the historical operating results prior to the acquisition are those of AIMSI (the private company) and only the operations of Carmina Technologies, Inc. after the acquisition.  In addition, Carmina Technologies, Inc. formerly changed its name to Advanced Integrated Management Services, Inc.  Carmina Technologies, Inc. had no assets, $130,000 of liabilities as of the day the agreement was formerly closed (June 29, 2004).

On June 27, 2004, in a related transaction, the Company entered into an agreement to acquire 100% of the issued and outstanding ownership interests in AIMSI Technologies, LLC, a privately held Tennessee limited liability company, in another share exchange transaction, which was subject to non-material adjustments based upon Tennessee law. The Company acquired 100% of the Shares of AIMSI Technologies, LLC, by issuing 2,000,000 shares of its restricted common shares.

On October 19, 2004 the Board Of Directors voted to terminate the agreement with the current Chairman of the Board and Chief Executive Officer, Reginald Hall, canceling 36,117,256 shares of restricted common stock previously issued to Reginald Hall based on the agreement. The board of directors, including Reginald Hall, agreed unanimously to this decision. The board is currently negotiating a new performance based agreement.

Also on October 19, 2004 the Board of Directors voted to change the company's name to AIMSI Technology, Inc. and to increase the number of authorized shares of capital stock from 100,000,000 to 300,000,000, with 280,000,000 designated as common stock and 20,000,000 designated as preferred stock.

Additional information regarding these changes can be found in the filings and press releases attached as an exhibit to Form 8-K.

On October 26, 2004, Advanced Integrated Management Services, Inc. announced a 5-for-1 stock split payable November 15, 2004 to shareholders of records on October 22, 2004

(4) Recent Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation.  The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements.  The interim reporting disclosure requirements became effective for the first quarterly report in 2003.  Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time.  However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial statements with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies.  The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.